Form 10-Q
period 2011-06-30
Advanced Cloud Storage, Inc.
filed 2011-09-07
CIK 1518238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number

ADVANCED CLOUD STORAGE, INC.

(Exact name of registrant as specified in its charter)

Nevada

27-4004890

 (State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

          112 North Curry Street Nevada

89703-4934

          (Address of principal executive offices)

(Zip Code)

775-284-3703

(Registrant’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                                                                                       Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)                               Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes      [ ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court [ ]Yes  [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 26, 2011 ADVANCED CLOUD STORAGE, INC. had 10,000,000 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ADVANCED CLOUD STORAGE, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

June 30, 2011

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS 3

ADVANCED CLOUD STORAGE, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	June 30, 2011	March 31, 2011
		(Audited)

ASSETS

CURRENT ASSETS
Cash	$3,089	$5,640
TOTAL CURRENT ASSETS	$3,089	$5,640

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,830	$2,900
Loans from Related Party	1,450	1,450
TOTAL CURRENT LIABILITIES	$6,280	$4,350

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,000,000 shares at June 30, 2011.	$10,000	$10,000
Deficit accumulated during the development stage	(13,191)	(8,710)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(3,191)	$1,290
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$3,089	$5,640

The accompanying notes are an integral part of these financial statements

ADVANCED CLOUD STORAGE, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

		Cumulative results
	Three months	from inception
	ended	(November 18, 2010) to
	June 30, 2011	June 30, 2011
REVENUE

Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES

Office and general	$1,151	$2,611
Professional Fees	3,330	10,580
Total Expenses, before income tax	$4,481	$13,191

Provision for income taxe		-
NET LOSS	$(4,481)	$(13,191)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$10,000,000

The accompanying notes are an integral part of these financial statements 5

ADVANCED CLOUD STORAGE, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (November 18, 2010) to June 30, 2011

Unaudited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total

Balance at inception on
November 18, 2010	-	$-	$-	$-	$-	$-

Founder's shares issued for cash
at $0.001 per share on
February 2, 2011	10,000,000	10,000	-	-	-	10,000

Net loss for the period ended
March 30, 2011	-	-	-	-	(8,710)	(8,710)

Balance, March 31, 2011	10,000,000	$10,000	$-	$-	$(8,710)	$1,290

Net loss for the Quarter ended
June 30, 2011	-	-	-	-	(4,481)	(4,481)

Balance, June 30, 2011	10,000,000	$10,000	$-	$-	$(13,191)	$(3,191)

The accompanying notes are an integral part of these financial statements

ADVANCED CLOUD STORAGE, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	Three months	November 18, 2010
	ended	(date of inception) to
	June 30, 2011	June 30, 2011

OPERATING ACTIVITIES
Net loss	$(4,481)	$(13,191)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf by related party		1,450
Increase (decrease) in accrued expenses	$1,930	$4,830

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(2,551)	$(6,911)

FINANCING ACTIVITIES
Proceeds from sale of common stock	$-	$10,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$10,000

NET INCREASE ( DECREASE) IN CASH	$(2,551)	$3,089

CASH, BEGINNING OF PERIOD	$5,640	$-

CASH, END OF PERIOD	$3,089	$3,089

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ADVANCED CLOUD STORAGE, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2011 audited financial statements.  The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $3,191, an accumulated deficit of $13,191 and net loss from operations since inception of $13,191. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.
As of June 30, 2011 10,000,000 Common shares are issued and outstanding.
On February 2, 2011, the Company issued 10,000,000 Founder's shares at $0.001 per share for net funds to the Company of $10,000.

As of June 30, 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.
8
NOTE 4 – LOAN PAYABLE – RELATED PARTY LOANS

As of June 30, 2011, a related party has paid expenses on behalf of the Company in the amount of $1,450. The loan is payable on demand and without interest.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no further events to disclose.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of the Registration Statement includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Results of Operations

For the period from inception through June 30, 2011 we had no revenue. Expenses for the period totaled $4,481 as compared to expenses of $13,191 from inception (November 18, 2010) to June 30, 2011 resulting in a Net loss of $4,481 as compared to a net loss of $13,191 from  inception (November 18, 2010) to June 30, 2011 . The operating loss for the period is a result of professional fees in the amount of $3,330 as compared to $10,580 from inception (November 18, 2010) to June 30, 2011and office and general expense in the amount of $1,151 as compared to $2,611 from inception (November 18, 2010) to June 30, 2011.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year.

As of June 30, 2011, we had $3,089 in cash as compared to $5,640 in cash at March 31, 2011. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. The Company’s sole officer and director, Mr. Meyer has indicated that he may be willing to provide a maximum of $25,000, required to fund the offering expenses and maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching and releasing any further features to our software nor do we foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of June 30, 2011 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, our principle executive officer, also acting as our principle financial officer concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the

Company's Chief Financial Officer in connection with the review of our financial statements as of June 30, 2011 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.  We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the transition period ended June 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Cloud Storage, Inc.

(Registrant)

    Date: September 6, 2011                                                                                                     By:/s/ Frik Meyer

Frik Meyer

President and Director

Principal and Executive Officer

Principal Financial Officer

Principal Accounting Officer