Form 10-Q
period 2011-09-30
Advanced Cloud Storage, Inc.
filed 2011-11-10
CIK 1518238

                                                                                             UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011 or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes      [ ]No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court[ ]Yes  [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 26, 2011 ADVANCED CLOUD STORAGE, INC. had 10,000,000 shares of common stock issued and outstanding.

Table of Contents

PART I—FINANCIAL INFORMATION

3

Item 1. Financial Statements.

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

10

Item 4.  Controls and Procedures.

10

PART II—OTHER INFORMATION

11

Item 1. Legal Proceedings.

11

Item 1A. Risk Factors.

11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

11

Item 3. Defaults Upon Senior Securities.

11

Item 5. Other Information.

11

Item 6. Exhibits.

11

SIGNATURES

12

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ADVANCED CLOUD STORAGE, INC.

 (a development stage company)

FINANCIAL STATEMENTS

September 30, 2011

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

 (a development stage company)

CONDENSED BALANCE SHEETS

	September 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$ 471	$ 5,640
Prepaid	3,374	-

TOTAL CURRENT ASSETS	$ 3,845	$ 5,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,857	$ 2,900
Shareholders loans -due to related party (Note 4)	13,989	1,450

TOTAL CURRENT LIABILITIES	15,846	4,350

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued andoutstanding
10,000,000shares of common stock at September 30, 2011(March 31, 2011 –10,000,000)	10,000	10,000
Deficit accumulated during the development stage	(22,001)	(8,710)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(12,001)	1,290

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 3,845	$ 5,640

The accompanying notes are an integral part of these financial statements.

ADVANCED CLOUD STORAGE, INC.

 (a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Six Months Ended	From inception (November 18, 2010) to
	September 30, 2011	September 30, 2011	September 30, 2011

REVENUE
Revenue	$ -	$ -	$ -

EXPENSES
Office and general	4,916	6,067	7,527
Professional fees	3,894	7,224	14,474

TOTAL EXPENSES	8,810	13,291	22,001

NET LOSS	$ (8,810)	$ (13,291)	$ (22,001)

LOSS PER COMMON SHARE BASIC	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

ADVANCED CLOUD STORAGE, INC.

 (a development stage company)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM NOVEMBER 18, 2010 (INCEPTION) TO SEPTEMBER 30, 2011

(Unaudited)

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Total

Founder shares issued for cash – at $0.001 per share, February 2, 2011	10,000,000	$ 10,000	$ -	$ -	$ -	$ 10,000

Net loss for the period	-	-	-	-	(8,710)	(8,710)

Balance, March 31, 2011	10,000,000	10,000	-	-	(8,710)	1,290

Net loss for the period – September 30, 2011	-	-	-	-	(13,291)	(13,291)

Balance, September 30, 2011	10,000,000	$ 10,000	$ -	$ -	$ (22,001)	$ (12,001)

The accompanying notes are an integral part of these financial statements.

ADVANCED CLOUD STORAGE, INC.

 (a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended September 30, 2011		Inception (November 18, 2010) to September 30, 2011

OPERATING ACTIVITIES
Net loss for the period	$ (13,291)		$ (22,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Expenses paid on company’ behalf by related party	2,499		3,949
Prepaid expenses	(3,374)		(3,374)
Accounts payable and accrued liabilities	(1,043)		1,857

NET CASH USED IN OPERATING ACTIVITIES	(15,209)		(19,569)

FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	10,000
Proceeds from shareholder loans – related parties	10,040		10,040

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,040		20,040

NET INCREASE (DECREASE) IN CASH	(5,169)		471

CASH, BEGINNING	5,640		-

CASH, ENDING	$ 471		$ 471

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Advanced Cloud Storage, Inc. (the “Company”) was incorporated in the State of Nevada on November 18, 2010. The Company is in the initial development stage and was organized to engage in the business of online data storage.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012.

NOTE 2 – GOING CONCERN

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $22,001.  As at September 30, 2011, the Company has a working capital deficit of $12,001.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its online data storage business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2011, the Company's bank deposits did not exceed the insured amounts.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments

The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies. The carrying amounts of financial instruments including cash approximate their fair value because of their short maturities.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a material effect on the company’s financial statements.

NOTE 4 – DUE TO RELATED PARTY

The Company has received $13,989 (March 31, 2011 - $1,450) as a loan from the president of the Company. The loan is unsecured, payable on demand and bears no interest.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. As of September 30, 2011 there were 10,000,000 shares issued and outstanding.

On February 2, 2011, the Company issued 10,000,000 founder’s shares at $0.001 per share, with net proceeds to the Company of $10,000.

As of September 30, 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – PREPAID

As of September 30, 2011 there was $3,374 in prepaid expenses made up of accounting and SEC compliance costs.  It is expected to be expensed within 12 months.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined no further events to disclose.

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

Results of Operations

For the period from inception through September 30, 2011 we had no revenue. Expenses for the periodthree months ended September30,  2011 totaled $8,810 as compared to expenses of $13,291for the period six months ended September 30, 2011 resulting in a Net loss of $22,001. The operating loss for the period three months ended September30, 2011 is a result of professional fees in the amount of $3,894 as compared to $7,224 for the period six months endedSeptember 30, 2011 and office and general expense for the period three months ended September 30, 2011in the amount of $4,916  as compared to $6,067 for the period six months ended September30, 2011.

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

As of September 30, 2011, we had $471 in cash and prepaid expenses of  $3,374 totaling$3,845in assets as compared to $5,640in total assets at March 31, 2011. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. The Company’s sole officer and director, Mr. Meyer has indicated that he may be willing to provide a maximum of $25,000, required to fund the offering expenses and maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

As of September 30, 2011 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, our principle executive officer, also acting as our principle financial officer concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4)

ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September 30, 2011 and communicated to our management.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the transition period ended September 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Advanced Cloud Storage, Inc.

(Registrant)

    Date: November 10, 2011                                                                                                       By:/s/ Frik Meyer

                                                                         Frik Meyer

President and Director

Principal and Executive Officer

Principal Financial Officer

Principal Accounting Officer