Form 10-Q/A
period 2011-09-30
Advanced Cloud Storage, Inc.
filed 2012-02-03
CIK 1518238

                                                                                             UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

 FORM 10-Q/A Amendment 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number

333-173537

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 3, 2012 ADVANCED CLOUD STORAGE, INC. had 10,237,250 shares of common stock issued and outstanding.

Explanation to Amendment:

Advanced Cloud Storage, Inc, (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Form 10-Q/A1”) to amend its Quarterly Report on Form 10-Q for the period ended September 30, 2011, as filed with the Securities and Exchange Commission (“SEC”) on November 9, 2011 (the “Original Form 10-Q”). This amendment is being filed solely to correct errors in connection with the classification of $9,490 of shareholders loan, now re-classified to stockholders equity. Except as noted above, this Form 10-Q/A1 does not update or modify any disclosures in or reflect any events occurring after the filing of the Original Form 10-Q.

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

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

ADVANCED CLOUD STORAGE, INC.

 (a development stage company)

CONDENSED BALANCE SHEETS

	(Restated) September 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$ 471	$ 5,640
Prepaid	3,374	-

TOTAL CURRENT ASSETS	$ 3,845	$ 5,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,857	$ 2,900
Shareholders loans -due to related party (Note 4)	4,499	1,450

TOTAL CURRENT LIABILITIES	6,356	4,350

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued andoutstanding
10,237,250shares of common stock at September 30, 2011 (March 31, 2011 –10,000,000)	10,237	10,000
Additional paid in capital	9,253
Deficit accumulated during the development stage	(22,001)	(8,710)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,511)	1,290

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 3,845	$ 5,640

The accompanying notes are an integral part of these financial statements.

ADVANCED CLOUD STORAGE, INC.

 (a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	(Restated) Three Months Ended	(Restated) Six Months Ended	From inception (November 18, 2010) to
	September 30, 2011	September 30, 2011	September 30, 2011

REVENUE
Revenue	$ -	$ -	$ -

EXPENSES
Office and general	4,916	6,067	7,527
Professional fees	3,894	7,224	14,474

TOTAL EXPENSES	8,810	13,291	22,001

Provision for Income Tax	-	-	-

NET LOSS	$ (8,810)	$ (13,291)	$ (22,001)

LOSS PER COMMON SHARE BASIC	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,077,364	10,038,893

The accompanying notes are an integral part of these financial statements.

ADVANCED CLOUD STORAGE, INC.

 (a development stage company)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM NOVEMBER 18, 2010 (INCEPTION) TO SEPTEMBER 30, 2011

(Unaudited)

(Restated)

ADVANCED CLOUD STORAGE, INC.

 (a development stage company)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM NOVEMBER 18, 2010 (INCEPTION) TO SEPTEMBER 30, 2011

(Unaudited)

(Restated)

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Total
Balance at Inception November 18, 2010	-	-	-	-	-	-

Founder shares issued for cash – at $0.001 per share, February 2, 2011	10,000,000	$ 10,000	$ -	$ -	$ -	$ 10,000

Net loss for the period	-	-	-	-	(8,710)	(8,710)

Balance, March 31, 2011	10,000,000	10,000	-	-	(8,710)	1,290

Shares issued for cash -
At $0.04 per share, September 1, 2011	237,250	237	9,253	-	-	9,490

Net loss for the period – September 30, 2011	-	-	-	-	(13,291)	(13,291)

Balance, September 30, 2011	10,237,250	$ 10,237	$ 9,253	$ -	$ (22,001)	$ (2,511)

The accompanying notes are an integral part of these financial statements.

ADVANCED CLOUD STORAGE, INC.

 (a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

                        (Restated)

	(Restated) Six months ended September 30, 2011		Inception (November 18, 2010) to September 30, 2011

OPERATING ACTIVITIES
Net loss for the period	$ (13,291)		$ (22,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Expenses paid on company’ behalf by related party	2,499		3,949
Prepaid expenses	(3,374)		(3,374)
Accounts payable and accrued liabilities	(1,043)		1,857

NET CASH USED IN OPERATING ACTIVITIES	(15,209)		(19,569)

FINANCING ACTIVITIES
Proceeds on sale of common stock	9,490	-	19,490
Proceeds from shareholder loans – related parties	550		550

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,040		20,040

NET INCREASE (DECREASE) IN CASH	(5,169)		471

CASH, BEGINNING	5,640		-

CASH, ENDING	$ 471		$ 471

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

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

NOTE 2 – GOING CONCERN

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $22,001.  As at September 30, 2011, the Company has a working capital deficit of $2,511.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its online data storage business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 4 – DUE TO RELATED PARTY

At September 30, 2011, the Company has received $4,499 (March 31, 2011 - $1,450) as a loan from the president of the Company. The loan is unsecured, payable on demand and bears no interest.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. As of September 30, 2011 there were 10,237,250 shares issued and outstanding.

On February 2, 2011, the Company issued 10,000,000 founder’s shares at $0.001 per share, with net proceeds to the Company of $10,000.

On September 1, 2011, the Company issued 237,250 shares to 30 shareholders at $0.04 per share, with net proceeds to the Company of $9,490

As of September 30, 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – PREPAID

As of September 30, 2011 there was $3,374 in prepaid expenses (March 31, 2011 - $0) made up of accounting and SEC compliance costs.  It is expected to be expensed within 12 months.

NOTE 7 – RESTATEMENT NOTE

Due to an accounting error, the Company has restated its Balance Sheet for the period ended September 30, 2011 due to an error in connection with the classification of shareholders loan, now reclassified to stockholders equity.

PERIOD ENDED SEPTEMBER 30, 2011

BALANCE SHEET	Original	Change	Restated
Current Liabilities
Shareholders loans – related parties	$ 13,989	$ (9,490)	$ 4,499

Stockholders’ Equity (Deficit)
Common stock	$10,000	$ 237	$ 10,237
Additional paid in capital	$ 0	$ 9,253	$ 9,253

Total Stockholders’ Equity (Deficit)	$ 10,000	$ 9,490	$19,490

Issued and outstanding common shares	10,000,000	237,250	10,237,250

STATEMENT OF OPERATIONS
Weighted average number of common shares o/s three months	10,000,000	77,364	10,077,364
Weighted average number of common shares o/s six months	10,000,000	38,893	10,038,893

STATEMENT OF CASH FLOWS
Financing Activities – Proceeds from sale of stock –six months ending 9/30/2011	$0	$9,490	$9,490
Financing Activities – Proceeds from sale of stock – Inception to 9/30/2011	$10,000	$9,490	$19,490
Proceeds from Shareholder loans – related parties -six months ending 9/30/2011	10,040	($9,490)	$550
Proceeds from Shareholder loans – related parties – inception to 9/30/2011	$10,040	($9,490)	$550

NOTE 8 – SUBSEQUENT EVENTS

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

Advanced Cloud Storage, Inc.

(Registrant)

    Date: February 3, 2012                                                                                                       By:/s/ Frik Meyer

Frik Meyer

                                                                                                                                                 President and Director

Principal and Executive Officer

Principal Financial Officer

Principal Accounting Officer

12