Form 10-Q
period 2011-12-31
Advanced Cloud Storage, Inc.
filed 2012-02-10
CIK 1518238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

333-173537

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 10 2012, ADVANCED CLOUD STORAGE, INC. had 10,237,250 shares of common stock issued and outstanding.

Table of Contents

PART I-FINANCIAL INFORMATION

3

Item 1. Financial Statement.

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

11

Item 3. Defaults Upon Senior Securities.

11

Item 5. Other Information.

12

Item 6. Exhibits.

12

SIGNATURES

12

PART I-FINANCIAL INFORMATION

Item 1. Financial Statement.

ADVANCED CLOUD STORAGE, INC.

 (a development stage company)

FINANCIAL STATEMENTS

December 31, 2011

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

ADVANCED CLOUD STORAGE, INC.

 (a development stage company)

CONDENSED BALANCE SHEETS

	December 31, 2011	March 31, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$ 961	$ 5,640
Prepaid Expense	1,574	-

TOTAL CURRENT ASSETS	$ 2,535	$ 5,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,882	$ 2,900
Shareholders loans -due to related party (Note 4)	6,499	1,450

TOTAL CURRENT LIABILITIES	8,381	4,350

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued andoutstanding
10,237,250shares of common stock at December 31, 2011 (March 31, 2011 –10,000,000)	10,237	10,000
Additional paid in capital	9,253	-
Deficit accumulated during the development stage	(25,336)	(8,710)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(5,846)	1,290

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 2,535	$ 5,640

The accompanying notes are an integral part of these financial statements.

ADVANCED CLOUD STORAGE, INC.

 (a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Nine Months Ended	From inception (November 18, 2010) to
	December 31, 2011	December 31, 2011	December 31, 2011

REVENUE
Revenue	$ -	$ -	$ -

EXPENSES
Office and general	1,835	7,902	9,362
Professional fees	1,500	8,724	15,974

TOTAL EXPENSES	3,335	16,626	25,336

Provision for Income Tax	-	-	-

NET LOSS	$ (3,335)	$ (16,626)	$ (25,336)

LOSS PER COMMON SHARE BASIC	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,237,250	10,105,253

The accompanying notes are an integral part of these financial statements.

ADVANCED CLOUD STORAGE, INC.

 (a development stage company)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM NOVEMBER 18, 2010 (INCEPTION) TO DECEMBER 31, 2011

(Unaudited)

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Total
Balance at Inception November 18, 2010	-	-	-	-	-	-

Founder shares issued for cash – at $0.001 per share, February 2, 2011	10,000,000	$ 10,000	$ -	$ -	$ -	$ 10,000
Net loss for the period	-	-	-	-	(8,710)	(8,710)

Balance, March 31, 2011	10,000,000	10,000	-	-	(8,710)	1,290

Shares issued for cash -
At $0.04 per share September 1, 2011	237,250	237	9253	-	-	9,490

Net loss for the period – December 31, 2011	-	-	-	-	(16,626)	(16,626)

Balance, December 31, 2011	10,237,250	$ 10,237	$ 9,253	$ -	$ (25,336)	$ (5,846)

The accompanying notes are an integral part of these financial statements.

ADVANCED CLOUD STORAGE, INC.

 (a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

	Nine months ended December 31, 2011		Inception (November 18, 2010) to December 31, 2011

OPERATING ACTIVITIES
Net loss for the period	$ (16,626)		$ (25,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Expenses paid on company’ behalf by related party	2,499		3,949
Prepaid expenses	(1,574)		(1,574)
Accounts payable and accrued liabilities	(1,018)		1,882

NET CASH USED IN OPERATING ACTIVITIES	(16,719)		(21,079)

FINANCING ACTIVITIES
Proceeds on sale of common stock	9,490	-	19,490
Proceeds from shareholder loans – related parties	2,550		2,550

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,040		22,040

NET INCREASE (DECREASE) IN CASH	(4,679)		961

CASH, BEGINNING	5,640		-

CASH, ENDING	$ 961		$ 961

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

ADVANCED CLOUD STORAGE, INC.

 (a development stage company)

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2011 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Advanced Cloud Storage, Inc. (the “Company”) was incorporated in the State of Nevada on November 18, 2010. The Company is in the initial development stage and was organized to engage in the business of online data storage.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012.

NOTE 2 – GOING CONCERN

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $25,336.  As at December 31, 2011, the Company has a working capital deficit of $5,846.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its online data storage business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

ADVANCED CLOUD STORAGE, INC.

 (a development stage company)

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2011 (Unaudited)

NOTE 4 – DUE TO RELATED PARTY

As of December 31, 2011, the Company has received $6,499 (March 31, 2011 - $1,450) as a loan from the president of the Company. The loan is unsecured, payable on demand and bears no interest.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. As of December 31, 2011 there were 10,237,250 shares issued and outstanding.

On February 2, 2011, the Company issued 10,000,000 founder’s shares at $0.001 per share, with net proceeds to the Company of $10,000.

On September 1, 2011, the Company issued 237,250 shares to 30 shareholders at $0.04 per share, with net proceeds to the Company of $9,490

As of December 31, 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – PREPAID EXPENSE

As of December 31, 2011 there was $1,574 in prepaid expenses (March 31, 2011 - $0) made up of accounting and SEC compliance costs.  Itis expected to be expensed within 12 months.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and has determined no further events to disclose.

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

Results of Operations

For the period from inception through December 31, 2011 we had no revenue. Expenses for the three months ended December 31, 2011 totaled $3,335 as compared to expenses of $16,626for the nine months ended December 31, 2011 resulting in a Net loss of $25,336. The operating loss for the three months ended December 31, 2011 is a result of professional fees in the amount of $1,500 as compared to $8,724 for the nine months ended December 31, 2011 and office and general expense for the three months ended December 31, 2011in the amount of $1,835 as compared to $7,902 for the nine months ended December 31, 2011.

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

As of December 31, 2011, we had $961 in cash and prepaid expenses of  $1,574 totaling $2,535 in assets as compared to $5,640 in total assets at March 31, 2011. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. The Company’s sole officer and director, Mr. Meyer has indicated that he may be willing to provide a maximum of $25,000, required to fund the offering expenses and maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

As of December 31, 2011 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, our principle executive officer, also acting as our principle financial officer concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of December 31, 2011 and communicated to our management.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the transition period ended December 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Advanced Cloud Storage, Inc.

(Registrant)

    Date: February 10, 2012                                                                                                      By:/s/ Frik Meyer

Frik

Meyer

                                                                                                                                                President and Director

Principal and Executive Officer

Principal Financial Officer

Principal Accounting Officer