Form 10-K
period 2012-03-31
Advanced Cloud Storage, Inc.
filed 2012-07-11
CIK 1518238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _________________________________ or

For the fiscal year ended:	March 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to _________________________

333-173537

Commission file number

ADVANCED CLOUD STORAGE, INC.

(Exact name of registrant as specified in its charter)

Nevada       27-4004890

State or other jurisdiction of incorporation or organization    (I.R.S. Employer Identification No.)

112 North Curry Street Nevada    89703-4934

(Address of principal executive offices)     (Zip Code)

775-284-3703

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [X] Yes [ ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. [ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer (Do not check if a smaller reporting company) [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [ ] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold is $0.00.

As of July 10, 2012, 10,237,250 shares of Common Stock were issued and outstanding

PART I

Item 1. Business.

On November 18, 2010 Mr. Frik Meyer, president and sole director incorporated the Company in the State of Nevada and established a fiscal year end of March 31. ADVANCED CLOUD STORAGE, INC. is a development-stage company that intends to market and sell its planed secure online data storage through its’ intended website. Other than its President, the Company has no employees.

The Company has not yet implemented its business model and to date has generated no revenues. It is the Company’s intention to provide its customers with the highest level of offsite data storage and security features available in the market today. The Company’s target market will be corporations or individuals that have very sensitive data.

The company intends to deploy the high levels of encryption algorithms as well as various ghosting and spoofing techniques of Intent IP addresses making it virtually impossible to track data. Spoofing is a technique that creates Internet Protocol (IP) packets with a forged source IP address with the purpose of concealing the identity of the sender or impersonating another computing system. Basically the source computer’s IP is temporarily captured by a routing computer and is matched with a random IP that is used to retrieve data from the destination computer. Once the data is returned to the routing computer it is handed over to the origination IP address and sent back to the user. Once the transaction is completed the routing computer erases both IP addresses, there is no record of what IP address initiated the data request or what address supplied the information. Ghosting is a technique where IP address are changed on the fly by going through a computer system that reroutes the data to an IP address only known to that machine. It is possible that the client would not even know in which jurisdiction their data is stored. The Company may have to hire other corporations or individuals in various jurisdictions to accomplish some of the IP ghosting and hosting. Under these types of arrangements the Company may not know where the data is located.  Other planned security features include multiple passwords; allowing various access levels to various data.  By using the same login but different passwords, users may have access to only a limited amount of data while other data is unrelated and unseen. The same login with another password would cause a military grade data purge of all data associated with that password.  Additional planned features include the opportunity to dispatch security should someone be forced to reveal sensitive data against their will. For example a password could give access to non-critical data but at the same time that password could cause the system to dispatch security to a specific location.

Other planned security features could be made machine specific. If the client wished that only one computer is authorized to access data, this could be accomplished by reading various chip set serial numbers to identify a particular machine.  Obviously there could be some concerns if this machine ceased to operate as it could be virtually impossible to retrieve the data.

We intend to market our services on the Internet.

Over the next twelve months and as funds become available, the Company plans to introduce four different software products: 1) Cumulus, a secure data backup service using the high levels of encryption algorithms as well as various ghosting and spoofing techniques of Intent IP addresses making it virtually impossible to track the data, 2) Stratus, multiple layers of passwords allowing various layers of access to a limited amounts of data, 3) Cirrus, a military grade data purge of all data associated with that password and 4) Nimbus, a dispatch feature designed to dispatch local security should someone be forced to reveal sensitive data against their will. For example a password could give access to non-critical data but at the same time that password could cause the system to dispatch security to a specific location.

We do not expect to purchase or sell plant or significant equipment in the next twelve months.

Competition

There are wide ranges of companies that offer similar services. Some of our competitors like Go Daddy and Amazon may have greater access to capital than we do and may use these resources to engage in aggressive advertising and marketing campaigns. The current prevalence of aggressive advertising and promotion may generate pricing pressures to which we must respond. We expect that competition will continue to increase, primarily because of the forecast for growth in the industry.

Item 1A. Risk Factors.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We have no other properties and at this time have no agreements to acquire any properties in the future.

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suite, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCBB under the symbol ACSR.  There can be no assurance that a liquid market for our securities will ever develop.  Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions.  Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include by are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern.  As reflected in the accompanying financial statements, as of March 31, 2012, we had an accumulated deficit totaling $31,250.  This raises substantial doubts about our ability to continue as a going concern.

Limited Operating History

We are a development stage company incorporated on November 18, 2010, and as such had no revenue to date.  Further, we have no significant assets and no current earnings.  The success of our company is dependent upon the extent to which it will gain market share.  All financial information and financial projections and other assumptions made by us are speculative and, while based on management’s best estimates of projected sales levels, operational costs, consumer preferences, and the general economic and competitive health of our company, there can be no assurance that we will operate profitably or remain solvent.

Results of Operations

For the year ended March 31, 2012 and 2011, we had $0 revenues.  Our operating expenses are $22,540 as compared to operating expenses of $8,710 for the year ended March 31, 2011. Operating expenses for the year ended March 31, 2012 consisted primarily of Office and general expense totaling $8,816 and Professional fees totaling 13,724 as compared to Office and general expense totaling $1,460 and Professional fees totaling $7,250 for the year ended March 31, 2011. For the year ended March 31, 2012, we incurred a net loss of $22,540 as compared to a net loss of $8,710 for the year ended March 31, 2011.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has had no revenue since inception and will need to raise capital to further its operations.  We believe we can satisfy our cash requirements to continue to operate over the next twelve months even if we are unable to obtain additional funding or generate revenues.  However, we will need to raise additional funds or generate revenues to pursue our plan of operations.  There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.

Liquidity and Capital Resources

As of March 31, 2012, we had cash of $290 and prepaid expense of $949 as compared to cash of $5,640 and prepaid expense of $0 for the year ended march 31, 2011.  We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain theses funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favourable terms, if at all.

Off Balance Sheet Arrangements

Our officer and director, Mr. Meyer has undertaken to provide the Company with initial operating capital to sustain our business as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

ADVANCED CLOUD STORAGE, INC.

 (a development stage company)

FINANCIAL STATEMENTS

March 31, 2012

(Audited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO AUDITED FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Advanced Cloud Storage, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Advanced Cloud Storage, Inc. (A Development Stage Company) as of March 31, 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2012 and 2011, and from inception on November 18, 2010 through March 31, 2012.  Advanced Cloud Storage, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Cloud Storage, Inc. (A Development Stage Company) as of March 31, 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2012 and 2011, and from inception on November 18, 2010 through March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at March 31, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

July 6, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ADVANCED CLOUD STORAGE, INC.

 (a development stage company)

 BALANCE SHEETS

(Audited)

	March 31, 2012	March 31, 2011

ASSETS

CURRENT ASSETS
Cash	$ 290	$ 5,640
Prepaid	949	-

TOTAL CURRENT ASSETS	$ 1,239	$ 5,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 5,000	$ 2,900
Shareholders loans -due to related party (Note 4)	7,999	1,450

TOTAL CURRENT LIABILITIES	12,999	4,350

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,237,250 shares of common stock at March 31, 2012, (March 31, 2011 – 10,000,000)	10,237	10,000
Additional paid in capital	9,253	-
Deficit accumulated during the development stage	(31,250)	(8,710)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(11,760)	1,290

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 1,239	$ 5,640

The accompanying notes are an integral part of these financial statements.

ADVANCED CLOUD STORAGE, INC.

 (a development stage company)

STATEMENTS OF OPERATIONS

(Audited)

	Year Ended March 31, 2012	Year Ended March 31, 2011	From inception (November 18, 2010) to March 31, 2012

REVENUE
Revenue	$ -	$ -	$ -

EXPENSES
Office and general	8,816	1,460	10,276
Professional fees	13,724	7,250	20,974

TOTAL EXPENSES	22,540	8,710	31,250

NET LOSS	$ (22,540)	$ (8,710)	$ (31,250)

LOSS PER COMMON SHARE BASIC	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,138,450	4,328,358

The accompanying notes are an integral part of these financial statements.

ADVANCED CLOUD STORAGE, INC.

 (a development stage company)

 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM NOVEMBER 18, 2010 (INCEPTION) TO MARCH 31, 2012

(Audited)

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Total

Founder shares issued for cash – at $0.001 per share, February 2, 2011	10,000,000	$ 10,000	$ -	-	$ -	$ 10,000

Net loss for the year end March 31, 2011	-	-	-	-	(8,710)	(8,710)

Balance, March 31, 2011	10,000,000	10,000	-	-	(8,710)	1,290

Shares issued for cash-
At $0.04 per share September 1, 2011	237,250	237	9,253	-	-	9,490

Net loss for the year end March 31, 2012	-	-	-	-	(22,540)	(22,540)

Balance, March 31, 2012	10,237,250	$ 10,237	$ 9,253	$ -	$ (31,250)	$ (11,760)

The accompanying notes are an integral part of these financial statements.

ADVANCED CLOUD STORAGE, INC.

 (a development stage company)

 STATEMENTS OF CASH FLOWS

(Audited)

	Year ended March 31, 2012	Year ended March 31, 2011	Inception (November 18, 2010) to March 31, 2012

OPERATING ACTIVITIES
Net loss for the period	$ (22,540)	$ (8,710)	$ (31,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Expenses paid on company’ behalf by related party	2,499	1,450	3,949
Prepaid expenses	(949)	2,900	(949)
Accounts payable and accrued liabilities	2,100	-	5,000

NET CASH USED IN OPERATING ACTIVITIES	(18,890)	(4,360)	(23,250)

FINANCING ACTIVITIES
Proceeds on sale of common stock	9,490	10,000	19,490
Proceeds from shareholder loans – related parties	4,050	-	4,050

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,540	10,000	23,540

NET INCREASE (DECREASE) IN CASH	(5,350)	5,640	290

CASH, BEGINNING	5,640		-

CASH, ENDING	$ 290	$ 5,640	$ 290

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Advanced Cloud Storage, Inc. (the “Company”) was incorporated in the State of Nevada on November 18, 2010. The Company is in the initial development stage and was organized to engage in the business of online data storage.

NOTE 2 – GOING CONCERN

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $31,250.  As at March 31, 2012, the Company has a working capital deficit of $11,760.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its online data storage business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Property

The Company does not own or rent any property.  The office space is provided by the president at no charge.

Advertising

Advertising costs are expensed as incurred.  As of March 31, 2012 and 2011, no advertising costs have been incurred.

Recent pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a material effect on the company’s financial statements.

NOTE 4 – DUE TO RELATED PARTY

At March 31, 2012, the Company has received $7,999 (March 31, 2011 - $1,450) as a loan from the president of the Company. The loan is unsecured, payable on demand and bears no interest.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. As of March 31, 2012 there were 10,237,250 (March 31, 2011 – 10,000,000) common shares issued and outstanding.

On February 2, 2011, the Company issued 10,000,000 founder’s shares at $0.001 per share, with net proceeds to the Company of $10,000.

On September 1, 2011, the Company issued 237,250 shares at $0.04 per share, with net proceeds to the Company of $9,490.

As of March 31, 2012, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – PREPAID

As of March 31, 2012, there was $949 (March 31, 2011 – Nil) in prepaid expenses made up of SEC compliance costs. It is expected to be expensed within 9 months.

NOTE 7 – INCOME TAX

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

		March 31, 2012	March 31, 2011

Net loss before income taxes per financial statements	$	$ (22,540)	$ (8,710)
Income tax rate		35%	35%
Income tax recovery		(7,889)	(3,049)
Non-deductible		--	-
Valuation allowance change		7,889	3,049

Provision for income taxes		$ –	$ –

The significant components of deferred income tax assets at March 31, 2012 and 2011 are as follows:

	March 31, 2012	March 31, 2011
Net operating loss carryforward	$ 31,250	$ 8,710
Income tax rate	35%	35%

Future income tax asset	10,938	3,049
Valuation allowance	(10,938)	(3,049)

Net deferred income tax asset	$ –	$ –

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's

NOTE 7 – INCOME TAX (continued)

judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

This unused net operation loss carry forward balance for income tax purposes expires between 2031 and 2032.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended March 31, 2012 and 2011.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined no further events to disclose.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

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

As of March 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of March  31, 2012 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

Name

Age

Term Served

Title

Frik Meyer

59

Since inception

President and Director

Principal Executive Officer

Principal Financial Officer

Principal Accounting Officer

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director.

Our director holds office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than the reimbursement of reasonable expenses incurred in attending meetings.  Officers are appointed by the board of directors and serve at the discretion of the board.

Officer and Director Background:

From 2003 to January 2009 Mr. Meyer was employed by a South African satellite communications company (ADMS) and started focusing on digital signage (high-impact, relevant marketing messages using high definition TV screens) delivered to carefully targeted audiences around the country and international via satellite technology. With this wide area network and smaller area networks throughout the country, he manages software packages, network installations, satellite installations, computer hardware maintenance and computer assembly to suit this satellite and digital signage environment.

From February 2009 to March 2010 Mr. Meyer was manager of the Performer Theatre; A dinner theater in the eastern side of Pretoria South Africa that specialized in world class in-house live productions and caters events for 80 to 350 people. From March 2010 until the present time, Mr. Meyer has been self employed building web-based solutions for both web users and local businesses.

Mr. Meyer is a qualified project manager in the Information Technology (IT) environment and has worked in several large companies in South Africa, (Iscor, Fowler Construction, Group Five Building) and several government projects in the North Western Province of South Africa. He has particular experience in financial systems, plant costing and business information programs and developed several software packages for the construction industry. He has also been involved in end user training for a number of years. He founded “Business Information Technology Services & Projects” (BITS & projects) in 1994 as a computer systems house which implements computer solutions and services to the corporate market.

Mr. Meyer is not a director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Advanced Cloud Storage, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 11. Executive Compensation.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officers or director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company stock is available for quotation on the OTCBB. As of March 31, 2012, there is no Hi/Low bid information. Effective July 6, 2012, the Company had thirty-one (31) shareholders of record.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named director and executive officer, and each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position                        Shares                Percent            Security

Frik Meyer

President and Director                    10,000,000             97.6%            Common

========================================================

Officers and Directors as

a Group                                           10,000,000             97.6%             Common

There were no grants of stock options since inception to March 31, 2012. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The following table sets forth:

1.

All compensation plans previously approved by security holders; and

2.

All compensation plans not previously approved by security holders.

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have NotVested ($)	Equity Incentive Plan Awards: Numberof Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Frik Meyer	-	-	-	-	-	-	-	-	-

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Currently, there are no contemplated transactions that the Company may enter into with our officer, director or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Mr. Meyer anticipates devoting fifteen hours per week to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended March 31, 2012 we incurred approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2011. For review of our financial statements for the quarters ended June 30, 2011, September 30, 2011and December 31, 2011, we incurred approximately $4,500 in fees to our principal independent accountants for professional services.

During the fiscal year ended March 31, 2012 we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws of Advanced Cloud Storage, Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on April 15, 2011.

[2] Incorporated by reference from the Company’s S-1 filed with the Commission on April 15, 2011.

  * Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced Cloud Storage, Inc.

BY:      /s/ Frik Meyer

 ----------------------

Frik Meyer

President and Director

Principal Executive Officer

Principal Financial Officer

Principal Accounting Officer

Dated:  July 11, 2012