Form 10-Q
period 2012-09-30
Advanced Cloud Storage, Inc.
filed 2012-11-06
CIK 1518238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 5,  2012 , Advanced Cloud Storage, Inc. had 10,237,250 shares of common stock issued and outstanding.

359898.2

Table of Contents

PART I-FINANCIAL INFORMATION

Item 1. Financial Statement.

2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

10

Item 4. Controls and Procedures.

11

PART II—OTHER INFORMATION

12

Item 1. Legal Proceedings.

12

Item 1A. Risk Factors.

12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

12

Item 3. Defaults Upon Senior Securities.

12

Item 4. Mine Safety Disclosures.

12

Item 5. Other Information.

12

Item 6. Exhibits.

12

SIGNATURES

356535v2

PART I-FINANCIAL INFORMATION

Item 1. Financial Statement.

ADVANCED CLOUD STORAGE, INC.

 (A development stage company)

FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

356535v2

ADVANCED CLOUD STORAGE, INC.

 (A development stage company)

 BALANCE SHEETS

	September 30, 2012	March 31, 2011
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$ -	$ 290
Prepaid	2,099	949

TOTAL CURRENT ASSETS	$ 2,099	$ 1,239

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 8,834	$ 5,000
Shareholders loans -due to related party (Note 4)	9,809	7,999

TOTAL CURRENT LIABILITIES	18,643	12,999

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,237,250 shares of common stock at September 30, 2012, (March 31, 2012 – 10,237,250)	10,237	10,237
Additional paid in capital	9,253	9,253
Deficit accumulated during the development stage	(36,034)	(31,250)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(16,544)	(11,760)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 2,099	$ 1,239

The accompanying notes are an integral part of these financial statements.

356535v2

ADVANCED CLOUD STORAGE, INC.

 (A development stage company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30		November 18, 2010 (inception) to September 30,
	2012	2011	2012	2011	2012

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
Office and general	$2,209	$ 4,916	$ 3,284	$ 6,067	$ 13,560
Professional fees	1,500	3,894	1,500	7,224	22,474

TOTAL EXPENSES	3,709	8,810	4,784	13,291	36,034

NET LOSS	$ (3,709)	$ (8,810)	$ (4,784)	$ (13,291)	$ (36,034)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC AND DILUTED	10,237,250	10,000,000	10,237,250	10,000,000

The accompanying notes are an integral part of these financial statements.

356535v2

ADVANCED CLOUD STORAGE, INC.

 (A development stage company)

 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM NOVEMBER 18, 2010 (INCEPTION) TO SEPTEMBER 30, 2012

(Unaudited)

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Total

Founder shares issued for cash – at $0.001 per share, February 2, 2011	10,000,000	$ 10,000	$ -	-	$ -	$ 10,000

Net loss for the year end March 31, 2011	-	-	-	-	(8,710)	(8,710)

Balance, March 31, 2011	10,000,000	10,000	-	-	(8,710)	1,290

Shares issued for cash-
At $0.04 per share September 1, 2011	237,250	237	9,253	-	-	9,490

Net loss for the year end March 31, 2012	-	-	-	-	(22,540)	(22,540)

Balance, March 31, 2012	10,237,250	10,237	9,253	-	(31,250)	(11,760)

Net loss for the period ended September 30, 2012	-	-	-	-	(4,784)	(4,784)

Balance, September 30, 2012	10,237,250	$ 10,237	$ 9,253	$ -	$ (36,034)	$ (16,544)

The accompanying notes are an integral part of these financial statements.

356535v2

ADVANCED CLOUD STORAGE, INC.

 (A development stage company)

 STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended September 30, 2012	Six months ended September 30, 2011	Inception (November 18, 2010) to September 30, 2012

OPERATING ACTIVITIES
Net loss for the period	$ (4,784)	$ (13,291)	$ (36,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Expenses paid on company’ behalf by related party	1,810	2,499	5,759
Prepaid expenses	(1,150)	(3,374)	(2,099)
Accounts payable and accrued liabilities	3,834	(1,043)	8,834

NET CASH USED IN OPERATING ACTIVITIES	(290)	(15,209)	(23,540)

FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	19,490
Proceeds from shareholder loans – related parties	-	10,040	4,050

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	10,040	23,540

NET INCREASE (DECREASE) IN CASH	(290)	(5,169)	-

CASH, BEGINNING	290	5,640	-

CASH, ENDING	$ -	$ 471	$ -

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

356535v2

ADVANCED CLOUD STORAGE, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2012 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Advanced Cloud Storage, Inc. (the “Company”) was incorporated in the State of Nevada on November 18, 2010. The Company is in the initial development stage and was organized to engage in the business of online data storage.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March, 2013.

NOTE 2 – GOING CONCERN

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $36,034.  As at September 30, 2012, the Company has a working capital deficit of $16,544.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its online data storage business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

September 30, 2012 (Unaudited)

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

Advertising

Advertising costs are expensed as incurred.  As of September 30, 2012 and 2011, no advertising costs have been incurred.

Recent pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a material effect on the company’s financial statements.

NOTE 4 – DUE TO RELATED PARTY

At September 30, 2012, the Company has received $9,809 (March 31, 2012 - $7,999) as a loan from the president of the Company. The loan is unsecured, payable on demand and bears no interest.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. As of September 30, 2012 there were 10,237,250 (March 31, 2012 – 10,237,250) common shares issued and outstanding.

On February 2, 2011, the Company issued 10,000,000 founder’s shares at $0.001 per share, with net proceeds to the Company of $10,000.

On September 1, 2011, the Company issued 237,250 shares at $0.04 per share, with net proceeds to the Company of $9,490.

As of September 30, 2012, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – PREPAID

As of September 30, 2012, there was $2,099 (March 31, 2012 – $949), in prepaid expenses, made up of SEC compliance costs. It is expected to be expensed within the next nine months.

ADVANCED CLOUD STORAGE, INC.

(a development stage company)

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2012 (Unaudited)

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

Results of Operations

For the period from inception through September 30, 2012 we had no revenue. Expenses for the three months ended September 30, 2012 totaled $3709 as compared to expenses of $8,810 from September 30, 2011 resulting in a Net loss of $3,709. The operating loss for the three months ended September 30, 2012 for professional fees was $1,500 as compared to $3894 for the three months ended September 30, 2011 and office and general expense for the three months ended September 30, 2012 in the amount of $2,209 as compared to $4,916 for the three months ended September 30, 2011.

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

As of September 30, 2012, we had $0 in cash and prepaid expenses of $2,099 totaling $2,099 in assets as compared to $1,239 in total assets for March 31, 2011. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. The Company’s sole officer and director, Mr. Meyer has indicated that he may be willing to provide a maximum of $25,000, required to fund the offering expenses and maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

As of September 30, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, our principle executive officer, also acting as our principle financial officer concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described. below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September 30, 2012 and communicated to our management.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the transition period ended September 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

Date: November 5, 2012

By:/s/ George Fredrik Meyer
Name:  George Fredrik Meyer

Title:  President, Secretary, Treasurer (Principal Executive Officer and Principal Financial Officer)

13