Form 10-Q
period 2012-12-31
Montalvo Spirits, Inc.
filed 2013-02-19
CIK 1518238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

333-173537

Commission File Number

MONTALVO SPIRITS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-4004890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4326 Laurel Glen Drive, Moorpark, California	93021
(Address of principal executive offices)	(Zip Code)

818-266-9286

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 19, 2013, the Registrant had 66,900,012 shares of common stock issued and outstanding.

Table of Contents

PART I-FINANCIAL INFORMATION

Item 1. Financial Statement.	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	20

Item 4. Controls and Procedures.	21

PART II—OTHER INFORMATION	22

Item 1. Legal Proceedings.	22

Item 1A. Risk Factors.	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 3. Defaults Upon Senior Securities.	22

Item 4. Mine Safety Disclosures.	22

Item 5. Other Information.	23

Item 6. Exhibits.	23

SIGNATURES	23

1

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTALVO SPIRITS, INC.

(formerly known as Advanced Cloud Storage, Inc.)

(A development stage company)

FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

MONTALVO SPIRITS, INC.

(formerly known as Advanced Cloud Storage, Inc.)

(A development stage company)

BALANCE SHEETS

	December 31, 2012	March 31, 2012
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,715	$10,405
Subscription Receivable	70,000	-
Prepaid expenses	2,099	-
Inventories	347,640	357,100

Total Current Assets	421,454	367,505

TOTAL ASSETS	$421,454	$367,505

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilites	$301,175	$73,025
Advances from stockholders	9,809	-
Bank overdraft	-	-
Advance from officer	150	150
Note payable	19,000	21,000
Notes payable - related parties	21,000	21,000

Total Current Liabilities	351,134	115,175

LONG-TERM LIABILITIES
Notes payable - related parties, net of current maturities	324,000	321,800

Total Liabilities	675,134	436,975

STOCKHOLDERS'EQUITY (DEFICIT)
Preferred stock: $0.001 par value, 10,000,000 shares authirozied; none issued or outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 66,900,012 and 59,000,016 shares issued and outstanding respectively	66,900	59,000
Additional paid-in capital	1,240,257	(1,900)
Common Stock Subscribed	(30,000)	-
Deficit accumulated during the development stage	(1,530,837)	(126,570)

Total Stockholders' Equity (Deficit)	(253,680)	(69,470)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$421,454	$367,505

The accompanying notes are an integral part of these financial statements.

MONTALVO SPIRITS, INC.

(formerly known as Advanced Cloud Storage, Inc.)

(A development stage company)

STATEMENTS OF OPERATIONS

(Unaudited)

		For the Period from	For the Period from
	For the Nine Months	April 4, 2011	April 4, 2011
	ended	(inception) through	(inception) through
	December 31, 2012	December 31, 2011	December 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

SALES	$25,471	$-	$25,471

COST OF GOODS SOLD	9,944	-	9,944

GROSS PROFIT	15,527	-	15,527

OPERATING EXPENSES
Selling	31,532	33,224	57,958
Salaries and wages	169,500	7,500	223,500
Consulting	54,000	-	72,000
Stock based compensation	1,137,601	-	1,137,601
General and administrative	23,845	9,650	50,964

Total Operating Expenses	1,416,478	50,374	1,542,023

LOSS FROM OPERATIONS	(1,400,951)	(50,374)	(1,526,496)

OTHER (INCOME) EXPENSE
Interest expense	3,316	392	4,341

Total Other (Income) Expense	3,316	392	4,341

LOSS BEFORE INCOME TAXES	(1,404,267)	(50,766)	(1,530,837)

Income tax provision	-	-	-

NET LOSS	(1,404,267)	$(50,766)	(1,530,837)

Net Loss per Common Share
- Basic and diluted	(0)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- Basic and diluted	59,287,576	59,000,016

The accompanying notes are an integral part of these financial statements.

MONTALVO SPIRITS, INC.

(formerly known as Advanced Cloud Storage, Inc.)

(A development stage company)

Consolidated Statement of Operations

	For the Three Months	For the Three Months
	ended	ended
	December 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)

SALES	$9,323	$-

COST OF GOODS SOLD	3,353	-

GROSS PROFIT	5,970	-

OPERATING EXPENSES
Selling	11,324
Salaries and wages	54,000
Consulting	18,000
Stock based compensation	1,137,601
General and administrative	8,748	66

Total Operating Expenses	1,229,673	66

LOSS FROM OPERATIONS	(1,223,703)	(66)

OTHER (INCOME) EXPENSE
Interest expense	1,206	220

Total Other (Income) Expense	1,206	220

LOSS BEFORE INCOME TAXES	(1,224,909)	(286)

Income tax provision	-	-

NET LOSS	(1,224,909)	(286)

Net Loss per Common Share
- Basic and diluted	(0.02)	(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- Basic and diluted	59,858,746	59,000,016

The accompanying notes are an integral part of these financial statements

Consolidated Statement of Stockholders' Equity (Deficit)

For the Period From April 4, 2011 (inception) through December 31, 2012

(Unaudited)

						Total
			Additional	Stock		Stockholders'
	Common stock: $0.001 par value		Paid-In	Subscription	Accumulated	Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance at March 31, 2012	59,000,016	$59,000	$(1,900)	$-	$(126,570)	$(69,470)

Addition paid-in capital during July, 2012		-	10,000			10,000

Debt converted to equity during December, 2012		-	19,000			19,000

Equity issued for services during December, 2012		-	1,137,601			1,137,601

Reverse acqusition adjustment	7,699,996	7,700	(24,244)			(16,544)

Common stock issued for cash at $0.5 per share on December 21, 2012	200,000	200	99,800	(30,000)		70,000

Net loss					(1,404,267)	(1,404,267)

Balance, December 31, 2012	66,900,012	$66,900	$1,240,257	$(30,000)	$(1,530,837)	$(253,680)

See accompanying notes to the consolidated financials statements.

Consolidated Statements of Cash Flows

		For the Period from	For the Period from
	For the Nine Months	April 4, 2011	April 4, 2011
	ended	(inception) through	(inception) through
	December 31, 2012	December 31, 2011	December 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES:
Net Loss	(1,404,267)	$(50,766)	$(1,530,837)
Adjustments to reconcile net loss to net cash used in operating activities: Stock based compensation	1,137,601	-	1,137,601
Changes in operating assets and liabilities:
Inventories	9,460	(16,100)	(347,640)
Accrued expenses	216,000	-	288,000

Net Cash Used in Operating Activities	(41,206)	(66,866)	(452,876)

FINANCING ACTIVITIES:
Notes Payable	17,000	11,000	38,000
Notes Payable:Accrued Interest	1,926	392	2,285
Related Party Notes Payable	2,200	-	345,150
Related Party Notes Payable:Accrued Interest	1,390	-	2,056
Proceeds from the sale of common stock for cash	10,000	57,100	67,100

Net Cash Provided by Financing Activities	32,516	68,492	454,592

NET CHANGE IN CASH	(8,690)	1,626	1,715

CASH AT BEGINNING OF PERIOD	10,405	-	-

CASH AT END OF PERIOD	1,715	$1,626	$1,715

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	$-	$-
Income tax paid	-	$-	$-

See accompanying notes to the consolidated financials statements.

MONTALVO SPIRITS, INC.

(formerly known as Advanced Cloud Storage, Inc.)

(A development stage company)

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2012 (Unaudited)

Note 1 – Organization and Operations

Advanced Cloud Storage, Inc.

Advanced Cloud Storage, Inc. (“Advanced Cloud Storage”), a development stage company, was incorporated on November 18, 2010 under the laws of the State of Nevada. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has not generated any revenues since inception. The Company intends to market and sell its planed secure online data storage through its’ intended website.

Amendment to the Certificate of Incorporation

On December 21, 2012, holders of a majority of the Company’s outstanding Common Stock voted to amend the Company’s Articles of Incorporation to: (i) change its name to “Montalvo Spirits, Inc.” (the “Company”), (ii) increase the number of its authorized shares of capital stock from 75,000,000 shares to 310,000,000 consisting of (a) 300,000,000 shares were designated as Common Stock and (b) 10,000,000 shares were designated as blank check preferred stock and (iii) effectuate a forward split on a 1:32.4552 basis (“the Amendment”).

CASA Montalvo Holdings, Inc.

CASA Montalvo Holdings, Inc., a development stage company, (“Casa Montalvo”) was incorporated under the laws of the State of California on April 4, 2011. The Company develops, markets and/or distributes alcoholic beverages, primarily in the United States.

Montalvo Imports LLC

On August 9, 2012, the Company formed Montalvo Imports LLC (“Imports”) under the laws of the State of Delaware.  The LLC, of which the Company is the sole member, was formed to provide the same services as the Company.

Acquisition of CASA Montalvo Treated as a Reverse Acquisition

On December 21, 2012, Advanced Cloud Storage, Inc., a Nevada corporation, entered into and consummated the Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Casa Montalvo Holdings, Inc., a California corporation (“Casa Montalvo”) and the shareholders of Casa Montalvo (the “Exchange”). Upon consummation of the transactions set forth in the Agreement (the “Closing”), the Registrant adopted the business plan of Casa Montalvo.

Pursuant to the Agreement, the Registrant agreed to acquire all of the outstanding capital stock of Casa Montalvo in exchange for the issuance of an aggregate 1,817,891 shares (the “Exchange Shares”) of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”). As a result of the Exchange, Casa Montalvo became a wholly-owned subsidiary of the Registrant. Following the consummation of the Exchange, the shareholders of Casa Montalvo will beneficially own approximately eighty-eight and one half percent (88.5%) of the issued and outstanding Common Stock of the Registrant. The parties have taken the actions necessary to provide that the Exchange is treated as a “tax free exchange” under Section 368 of the Internal Revenue Code of 1986, as amended. Pursuant to the terms of the Exchange Agreement, the Registrant’s principal shareholder agreed to retire 10,000,000 shares of the Registrant’s Common Stock. The Exchange Agreement contains customary representations, warranties and covenants of the Registrant and Casa Montalvo for like transactions.

As a result of the controlling financial interest of the former stockholder of Casa Montalvo, for financial statement reporting purposes, the merger between the Company and Casa Montalvo has been treated as a reverse acquisition with Casa Montalvo deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse acquisition is deemed a capital transaction and the net assets of Casa Montalvo (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the acquisition.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Casa Montalvo which are recorded at their historical cost. The equity of the Company is the historical equity of Casa Montalvo retroactively restated to reflect the number of shares issued by the Company in the transaction.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements of Casa Montalvo for the year ended December 31, 2011 and for the interim period ended September 30, 2012 and notes thereto contained in the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2012.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, in which the parent’s power to control exists.

The Company's consolidated subsidiary and/or entity is as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest
CASA Montalvo Holdings, Inc.	California	April 4, 2011	100%

Montalvo Imports LLC	Delaware	August 9, 2012	100%

The consolidated financial statements include all accounts of the Company as of December 31, 2012 and for the period from December 21, 2012 (date of acquisition) through December 31, 2012; Casa Montalvo as of December 31, 2012 and 2011 and for the nine months ended December 31, 2012 and for the period from April 4, 2011 (inception) through December 31, 2011; and Montalvo Imports as of December 31, 2012 and for the period from August 9, 2012 (inception) through December 31, 2012.

All inter-company balances and transactions have been eliminated.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  These reclassifications had no effect on reported losses.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company will be a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as prepaid expenses, accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

Fiscal Year-End

The Company elected March 31st as its fiscal year ending date.

Fair Value of Non-Financial Assets or Liabilities Measured on a Recurring Basis

The Company’s non-financial assets include inventories. The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors. Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. The Company establishes a reserve for inventory shrinkage, if any, based on the historical results of physical inventory cycle counts.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventory Valuation

The Company values inventory, consisting of finished goods, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) estimates of future demand, and (ii) competitive pricing pressures.

Inventory Obsolescence and Markdowns

The Company evaluates its current level of inventory considering historical sales and other factors and, based on this evaluation, classify inventory markdowns in the income statement as a component of cost of goods sold pursuant to Paragraph 420-10-S99 of the FASB Accounting Standards Codification to adjust inventory to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

There was no inventory obsolescence for the interim period ended December 31, 2012 or 2011.

There was no lower of cost or market adjustments for the interim period ended December 31, 2012 or 2011.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum ("PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•      Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•      Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•      Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•      Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum ("PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•      Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•      Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•      Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•      Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Income Taxes Provision

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2012 or 2011.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

There were no potentially outstanding dilutive shares for the interim period ended December 31, 2012 or 2011.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

Other Recently Issued, but not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2012, and a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Notes Payable

During the fiscal year ended March 31, 2012, an independent third party loaned the Company $21,000 in the form of a promissory note. The Note is due on March 31, 2013 and bears interest at 8% per annum.

During the interim period ended December 31, 2012, the Company repaid $7,000 in the aggregate towards the notes.

On October 7, 2012, an independent third party loaned the Company $5,000 in the form of a promissory note. The Note is due on October 10, 2013 and bears interest at 8% per annum.

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Alex Viecco	Chief Executive Officer and significant stockholder of the Company

Point Loma Capital, Inc.	An entity owned and controlled by a significant stockholder of the Company

Notes payable - Related Parties

On June 6, 2011 the Chief Executive Officer of the Company, loaned the Company $1,000 in the form of a promissory note. The Note is due on June 6, 2013 and bears interest at 8% per annum.

On June 21, 2011 a significant stockholder of the Company, loaned the Company $10,000 in the form of a promissory note. The Note is due on June 21, 2013 and bears interest at 8% per annum.

On June 21, 2011 a significant stockholder of the Company, loaned the Company $10,000 in the form of a promissory note. The Note is due on June 21, 2013 and bears interest at 8% per annum.

Advances from Stockholder

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholder consisted of the following:

	December 31, 2012	March 31, 2012
Advances from stockholders	$150	$150
Total	$150	$150

Note 6 – Commitments and Contingencies

Financial Advisory Agreement

On January 1, 2012, the Company entered into a financial advisory services agreement (“Agreement”) with CMFD Group, LLC (“CMFD”) for consulting services to be provided as required by the Company. The Agreement requires that CMFD be paid $6,000 per month for one year from date of signing. The sole officer and shareholder of CMFD is a significant stockholder of the Company.

Employment with the President

On January 1, 2012, the Company and Carlos Gonzalez (“CG”), entered into an Employment Agreement (the “Employment Agreement”), to employ CG as the Company’s President. The initial term of employment under the agreement is from January 1, 2012 (the “Effective Date”) until December 31, 2014, unless sooner terminated in accordance with the terms of the Employment Agreement. Pursuant to the Employment Agreement, CG is entitled to a salary of $72,000 per annum for the period beginning on the Effective Date through December 31, 2012.

Employment with the Chief Operating Officer

On January 1, 2012, the Company and Sergio Gonzalez (“SG”), entered into an Employment Agreement (the “Employment Agreement”), to employ CG as the Company’s Chief Operating Officer. The initial term of employment under the agreement is from January 1, 2012 (the “Effective Date”) until December 31, 2014, unless sooner terminated in accordance with the terms of the Employment Agreement. Pursuant to the Employment Agreement, SG is entitled to a salary of $72,000 per annum for the period beginning on the Effective Date through December 31, 2012.

Employment with the Chief Executive Officer

On January 1, 2012, the Company and Alex Viecco (“AV”), entered into an Employment Agreement (the “Employment Agreement”), to employ CG as the Company’s Chief Executive Officer. The initial term of employment under the agreement is from January 1, 2012 (the “Effective Date”) until December 31, 2014, unless sooner terminated in accordance with the terms of the Employment Agreement. Pursuant to the Employment Agreement, AV is entitled to a salary of $72,000 per annum for the period beginning on the Effective Date through December 31, 2012.

Note 7 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of common stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares, par value $0.001 per share.

Common Stock

Immediately prior to the consummation of the Exchange Agreement on December 21, 2012, the Company had 332,251,996 common shares issued and outstanding.

Upon consummation of the Exchange Agreement on December 21, 2012, the then majority stockholders of the Company surrendered 324,552,000 shares of the Company's common stock which was cancelled upon receipt and the Company issued 59,000,016 shares of its common stock pursuant to the terms and conditions of the Exchange Agreement.

Sale of Common Stock

On December 21, 2012 the Company issued 200,000 shares of its common stock at $0.75 per share for a total of $100,000. $70,000 was received while the remaining $30,000 was recorded as stock subscription receivable.

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events had to be disclosed.

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

Results of Operations

For the period ending December 31, 2012 we had sales of $9,323. Expenses for the three months ended December 31, 2012 totaled $1,229,673 as compared to expenses of $66 from December 31, 2011 resulting in a net loss of $1,223,703. The reason for the increase was the expenses incurred in the acquisition by the Company of Casa Montalvo Holdings, Inc. Total operating loss for the three months ended December 31, 2012 was $1,223,703 as compared to $66 for the three months ended December 31, 2011.

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

As of December 31, 2012, we had $1,715 in cash, $70,000 in subscription receivable, $347,640 in inventories and prepaid expenses of $2,099 totaling $421,454 in assets as compared to $1,239 in total assets for March 31, 2012. The funds available to the Company will not be sufficient to fund the planned operations of the Company. If we do not substantially increase our sales, we will require funding to continue our operations of which there can be no assurance that we will be able to raise funds or that if we do so that they will be on grounds that are favorable to the Company.

Off-balance sheet arrangements

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

Item 4. Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act of 2002 (SOX). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and its Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, our principle executive officer, also acting as our principle financial officer concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described. below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of December 31, 2012 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years. We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company:

(i) appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and

(ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the transition period ended December 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 21, 2012, the Company entered into and consummated the Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Casa Montalvo Holdings, Inc., a California corporation (“Casa Montalvo”) and the shareholders of Casa Montalvo (the “Exchange”). Pursuant to the Exchange Agreement, the Company issued 1,817,891 shares of Common Stock to acquire all of the outstanding capital stock of Casa Montalvo.

The Company relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, based on its belief that the issuance of such securities did not involve a public offering, as there were fewer than 35 "non-accredited" investors, all of whom, either alone or through a purchaser representative, had such knowledge and experience in financial and business matters so that each was capable of evaluating the risks of the investment.

Also on December 21, 2012, the Company accepted a subscription in the amount of One Hundred Thousand Dollars ($100,000) for 6,162.34 shares of Common Stock.

The securities described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the Investor had access to information concerning the Registrant’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.

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

MONTALVO SPIRITS, INC.
(Registrant)
Date: February 19, 2013

	By:	/s/ Alex Viecco
Name: Alex Viecco
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Carlos Gonzalez Rivera
Name: Carlos Gonzalez Rivera
Title: Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

