Form 10-Q/A
period 2012-12-31
Montalvo Spirits, Inc.
filed 2013-02-28
CIK 1518238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note: The sole purpose of this Amendment to Montalvo Spirits, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012, filed with the Securities and Exchange Commission on February 19, 2013 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit index

Exhibit Number	Description of Exhibits
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer *

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer. *

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

 *  These exhibits were previously included or incorporated by reference in Montalvo Spirits, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012, filed with the Securities and Exchange Commission on February 19, 2013.

**  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONTALVO SPIRITS, INC.
(Registrant)
Date: February 28, 2013

By:/s/ Alex Viecco
	Name:	Alex Viecco
	Title:	Chief Executive Officer (Principal Executive Officer)

By:/s/ Carlos Gonzalez Rivera
	Name:	Carlos Gonzalez Rivera
	Title:	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer *

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer. *

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

 *  These exhibits were previously included or incorporated by reference in Montalvo Spirits, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012, filed with the Securities and Exchange Commission on February 19, 2013.

**  Filed herewith.