Form 10-Q/A
period 2012-12-31
Montalvo Spirits, Inc.
filed 2013-04-25
CIK 1518238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 25, 2013, the Registrant had 66,900,012 shares of common stock issued and outstanding.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our Company’s Chief Executive Officer and Chief Financial Officer, of the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and its Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The conclusion that our disclosure controls and procedures were not effective is due to the inappropriate application of US GAAP rules as a result of deficiencies that existed in the design or operation of our internal control over financial reporting.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board are as follows: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

The Company intends to (i) form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently; (ii) appoint one or more outside directors and (iii) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. The Company anticipates that these actions will remediate the related material weaknesses.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

* Filed herewith.

** These exhibits were previously included or incorporated by reference in Montalvo Spirits, Inc.’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 2012, filed with the Securities and Exchange Commission on February 28, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONTALVO SPIRITS, INC.
(Registrant)
Date: April 25, 2013

	By:	/s/ Alex Viecco
Name: Alex Viecco
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Carlos Gonzalez Rivera
Name: Carlos Gonzalez Rivera
Title: Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)