Form 10-KT
period 2012-03-31
Montalvo Spirits, Inc.
filed 2013-07-11
CIK 1518238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-K

☐   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED _______

☒   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For transition period from January 1, 2012 to March 31, 2012

333-173537

Commission File Number

MONTALVO SPIRITS, INC.

(Name of Business Issuer in Its Charter)

NEVADA	22-4004890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4326 LAUREL GLEN DRIVE, MOORPARK, CA 93021

(Address of principal executive offices)

818-266-9286

(Issuer's telephone number, including area code)

Securities Registered Pursuant To Section 12(B) of the Act: None

Securities Registered Pursuant To Section 12(G) of the Act:	common stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No  ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.

Yes ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, or “smaller reporting company in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

As of July 11, 2013, there were 67,112,512 shares of common stock of the registrant issued and outstanding.

The aggregate market value of the voting stock held on March 31, 2012 by non-affiliates of the registrant was $0 based on the closing price of $0 per share as reported on the OTC Bulletin Board on September 30, 2011 the last business day of the registrant's most recently completed fiscal second quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are "affiliates" of the registrant for purposes of the federal securities laws).

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

The Transition Report on Form 10-K/T contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Transition Report on Form 10-K/T that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included in this Transition Report on Form 10-K/T. Furthermore, such forward-looking statements speak only as of the date of this Transition Report on Form 10-K/T. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward- looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Transition Report on Form 10-K/T.

Unless otherwise indicated, information contained in this Transition Report on Form 10-K/T concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity, and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources, and on our knowledge of the markets for our services. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” and elsewhere in this Transition Report on Form 10-K/T. These and other factors could cause results to differ materially from those expressed in the estimates made by third parties and by us.

References in this Transition Report on Form 10-K/T (the “Transition Report”) to “we”, “us,” “our,” “Registrant,” “the Company,” “Montalvo” mean Montalvo Spirits, Inc. and our subsidiaries, unless the context otherwise requires. This Transition Report on Form 10-K/T reports our financial results for the three month period from January 1, 2012 through March 31, 2012, which we refer to as the “transition period” throughout this report.

ITEM I: BUSINESS

Corporate History

Advanced Cloud Storage, Inc.

Montalvo Spirits, Inc., formerly known as Advanced Cloud Storage, Inc. (“Advanced Cloud”), was incorporated on November 18, 2010 under the laws of the State of Nevada. It was a development stage company with initial operations of organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities had involved developing a business plan and establishing contacts and visibility in the marketplace.

CASA Montalvo Holdings, Inc.

CASA Montalvo Holdings, Inc., a development stage company (“Casa Montalvo”), was incorporated under the laws of the State of California on April 4, 2011. The Company develops, markets and/or distributes alcoholic beverages, primarily in the United States.

Montalvo Imports LLC

On August 9, 2012, Casa Montalvo formed Montalvo Imports LLC (“Imports”) under the laws of the State of Delaware. Imports, of which the Company is the sole member, was formed to market and/or distribute alcoholic beverages and provide services to Casa Montalvo.

Acquisition of CASA Montalvo Treated as a Reverse Acquisition

On December 21, 2012, Advanced Cloud entered into and consummated the Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Casa Montalvo and the shareholders of Casa Montalvo (the “Exchange”). Upon consummation of the transactions set forth in the Agreement (the “Closing”), the Registrant adopted the business plan of Casa Montalvo.

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

Simultaneously therewith, the Company accepted a subscription in the amount of One Hundred Thousand Dollars ($100,000) for Two Hundred Thousand (200,000) post-split shares of Common Stock, offered pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder.

At the effective time of the Exchange, our board of directors and officers was reconstituted by the resignation of George Frederick Meyer as Chairman of the Board of Directors, President/Secretary/Treasurer and Chief Executive Officer of the Registrant and the appointment of Alex Viecco as Chief Executive Officer and Director, Carlos Gonzalez Rivera as Chief Operating Officer, Chief Financial Officer and Director, Sergio Gonzalez Rivera as President and Director and Daniel Cahill as Director of Sales and Director.

Additionally, on December 21, 2012, holders of a majority of the Company’s outstanding Common Stock voted to amend the Company’s Articles of Incorporation to: (i) change its name to “Montalvo Spirits, Inc.”, (ii) increase the number of its authorized shares of capital stock from 75,000,000 shares to 310,000,000 consisting of (a) 300,000,000 shares were designated as Common Stock and (b) 10,000,000 shares were designated as blank check preferred stock and (iii) effectuate a forward split on a 1:32.4552 basis.

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

Company Overview

Casa Montalvo Holdings, Inc. (“Casa Montalvo”) was incorporated on April 4, 2011 under the laws of the state of California. Casa Montalvo develops, markets and/or distributes alcoholic beverages, primarily in the United States. We sell our products through a network of established spirits distributors, who are licensed to distribute alcoholic beverages throughout the United States. The Company is federally licensed, maintaining the right to sell to distributors in all markets in the U.S. and globally.

The Company intends to focus on growing the market share of its initial products, the ultra-premium Montalvo line of tequilas, whose expressions include Plata, Reposado, Anejo and Extra-Anejo. We own the Montalvo brand trademark and have exclusive worldwide master distribution rights to the brands.

We intend to grow our business by expanding our portfolio of premium alcoholic beverage brands, including additional spirits categories, as well as beer and wine, through additional importation and distribution contracts of existing brands. In addition, we may choose to develop new brands or acquire existing companies with their own brand portfolios.

Target Markets and Marketing Strategy

While our primary route to market is by selling directly to distributors, who maintain extensive resources to sell to both on and off premise retail accounts, including liquor stores, grocery stores, convenience stores, bars and restaurants, to build our brands, we must effectively communicate with three distinct audiences: the distributors; the retail trade; and the end consumer. We believe advertising, marketing and promotional activities help to establish and reinforce the image and perception of our brand as we strive in building substantial brand value.

In control states, the state liquor commissions act in place of distributors and decide which products are to be purchased and offered for sale in their respective states. The Company would sell on consignment to any control state in which we do business, whereby the Company would provide inventory to state regulated stores and would be paid upon sale of the product. Should the inventory we provide not sell in a timely manner or at all, this could negatively impact our working capital and tie up our inventory for an unknown period of time.

We are currently not transacting in any control states, although we are in the process of listing in Oregon and plan on listing in Wyoming and Massachusetts in the near future.

Marketing, sales and customer service functions are provided by the Company’s executive officers and independent contractors who work together with third party design and advertising firms to maintain a high degree of focus on each of our products. We attempt to build brand awareness through innovative marketing activities including social media, brand tastings, as well as competitive spirits competitions. We use a variety of marketing strategies and tactics to build brand equity and increase sales, including consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, in-store and on-premise promotions and public relations, as well as a variety of other traditional and non-traditional marketing techniques. Our significant public relations campaign has helped gain editorial coverage for our brands, which increases brand awareness. The Company defines editorial coverage as an article in a publication expressing the opinion of its editors or publishers. Montalvo Tequila has been featured in various industry publications, including Tasting Panel Magazine, Beverage Industry and M. Shanken’s Market Watch. Past and future event sponsorship is an economical way for us to have influential consumers taste our brands.

Products

We have an Exclusive Worldwide Distribution Agreement with Destilidora Huerta Real, S.A. de C.V., the producers of Montalvo Tequila. Montalvo, an award winning, ultra-premium tequila brand is a handcrafted, meticulously formulated tequila produced from only the highest quality blue agave plants from the Lowlands of Jalisco, Mexico. Montalvo ensures the brand’s premium quality by handcrafting in small batches, using hand-selected Blue Weber agave plants picked at the peak of maturity and employing a third distillation. Fourth-generation tequila producers Sergio and Carlos Gonzalez Rivera have combined their family’s ancient traditions with modern techniques, resulting in a clean, smooth and memorable tequila. Montalvo is available in four expressions: Plata, Reposado, Añejo and Extra-Añejo.

Inventory

The Company maintains a relatively large inventory based on historical revenues in order to meet unknown customer delivery requirements of new independent distributors the Company is in the process of securing. The Company feels that the current production capacity of our primary supplier is sufficient to meet demand for the foreseeable future. In case of an unexpected surge in demand, our primary supplier maintains contract manufacturing arrangements with third-party suppliers capable of producing large-scale volumes of our products. Based on the relatively short turnaround time from placing an order with our supplier to receiving the product, the Company believes it will be able to effectively manage our inventory in the face of unknown demand.

Patents and Trademarks

Pursuant to the Exclusive Distribution Agreement with Destilidora Huerta Real, S.A. de C.V., we own the trademark “Montalvo”. The trademark is registered in the United States, Mexico, Colombia, Brazil and Argentina, and is currently pending in the European Union. We consider the trademark to be valuable and important to our business.

Customers

The U.S. alcoholic beverage industry is a regulated, three-tier system of suppliers, distributors and retailers. The Company currently distributes the Montalvo Tequila brand through a network of independent distributors. The Company also maintains an arrangement with MHW, Ltd., a third-party leading service provider to alcoholic beverage companies, to import the Montalvo brand into the U.S. as well as to sell Montalvo directly to retailers in New York, New Jersey and California. The Company hopes to expand the number of independent distributors in certain existing markets and new markets, when the Company has sufficient funds to maintain a larger marketing campaign.

Competition

The alcohol beverage industry is highly competitive. We compete with other alcohol beverage companies, most of which have significantly more sales and resources than us, and have been in business for much longer than we have. We compete with national and regional beverage producers and "private label" suppliers. Some of our largest competitors are Diageo PLC, Pernod Ricard S.A., Bacardi Limited, Brown-Forman Corporation, Beam Inc., Remy Cointreau S.A. and Constellation Brands, Inc.

Over the last decade, the wine and spirits industry in the United States has undergone dramatic consolidation and realignment of brands and brand ownership. The number of major importers, suppliers and distributors in the U.S. has declined significantly due to this consolidation. As a result, we believe there is a great opportunity for smaller companies to develop high-quality, high-margin brands, which can grow to be very attractive acquisition candidates for the larger companies.

We believe that we compete on the basis of quality, price, brand recognition and distribution strength. By focusing on the premium and super-premium segments of the market, which typically have higher margins, we believe we are able to gain relatively significant attention from our distributors for a company of our size. Our U.S. sales force have built, and should continue to build sound, long standing relationships with distributors both locally and nationally as well as with their customers. Finally, with the continued consolidation among the major companies that we have seen and expect to continue to see, we feel there is an opportunity for small to mid-size spirits companies such as ours, as the major companies contract their portfolios to focus on fewer brands.

There can be no assurance that the Company will compete successfully with existing or new competitors, or that the competition will not have a material adverse effect on the business, operating results or financial condition of the Company (See ITEM 1A “RISK FACTORS”).

Management and Employees

As of the date of this Transition Report, the Company has no Executive Staff other than its executive officers.

The Company currently has no full time employees other than the above officers. The Company’s sales and marketing team consists of eight (8) independent contractors, which are all at-will contractors. The Company is not a party to any collective bargaining agreements.

Liquidity and Capital Resources

The Company’s only known potential sources of capital are possible proceeds from private placements, issuance of notes payable, loans from its officers, and cash from future revenues after the Company commences sales. The Company may require additional financing to continue operations, and there is no assurance that such additional financing will be available.

Potential Future Projects and Conflicts Of Interest

Members of the Company’s Management may serve in the future as an officer, director or investor in other entities. Neither the Company nor any shareholder would have any interest in these projects. Management believes that they have sufficient resources to fully discharge their responsibilities to all projects they have organized or will organize in the future, if any.

Government Regulation

The production and marketing of our alcoholic beverages are subject to the rules and regulations of various Federal, provincial, state and local health agencies, including in particular the U.S. Alcohol and Tobacco Tax and Trade Bureau (“TTB”) as well as the Alcoholic Beverage Control Laws of all states in which our products are sold. The TTB also regulates labeling of our products.

We believe that we are in material compliance with applicable federal, state, and other regulations and that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations on a going-forward basis. There are no regulatory notifications or actions currently outstanding.

Website

Our website address is www.montalvospirits.com.

We intend to make available through our website, all of our filings with the Commission and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the EDGAR website containing our reports.

Available Information

The Company is required to file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Investors may read and copy any document that the Company files, including this Transition Report on Form 10-K, at the SEC’s Public Reference Room at 450 F Street, N.W., Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors can electronically access the Company’s SEC filings.

Our Information

Our principal executive offices are currently located at 4326 Laurel Glen Drive, Moorpark, CA and our telephone number is (818) 266-9286. We can be contacted by email at info@MontalvoSpirits.com.

ITEM 1A. RISK FACTORS

Our business, financial condition, operating results and prospects are subject to the following risks. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and our stockholders may lose all or part of their investment in the shares of our common stock.

This Transition Report on Form 10-K/T contains forward-looking statements that involve risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” or “anticipation” or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those discussed in the forward- looking statements as a result of certain factors, including those set forth below and elsewhere in this Transition Report on Form 10-K.

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Transition Report on Form 10-K/T, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part of all of your investment.

We have inadequate capital and need for additional financing to accomplish our business and strategic plans.

We have very limited funds, and such funds are not adequate to develop our current business plan. We believe that for our company to be successful, we will be required to spend significant sums to market our products. If the sales of our products do not enable us to meet this need, our ultimate success may depend on our ability to raise additional capital. In the absence of additional financing or significant revenues and profits, the Company will have to approach its business plan from a much different and much more restricted direction, attempting to secure additional funding sources to fund its growth, borrowing money from lenders or elsewhere or to take other actions to attempt to provide funding. We cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

We are currently in the early stages of developing our business. There can be no assurance that at this time that we will operate profitably or will have adequate working capital to meet our obligations as they become due.

Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving and changing markets. Such risks include the following:

•	the nature of our competition and our ability to effectively market the Company’s products;
•	ability to anticipate and adapt to the highly competitive alcoholic beverage and spirits market;
•	ability to effectively manage expanding operations; amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and
•	dependence upon key personnel to market and sell our services and the loss of one of our key managers may adversely affect the marketing of our services.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected and we may not have the resources to continue or expand our business operations.

Recent worldwide and domestic economic trends and financial market conditions could adversely impact our financial performance.

The worldwide and domestic economies have experienced adverse conditions and may be subject to further deterioration for the foreseeable future. We are subject to risks associated with these adverse conditions, including economic slowdown and the disruption, volatility and tightening of credit and capital markets. This global economic situation could adversely impact our major suppliers, distributors and retailers. In addition, unfavorable global or domestic economic situations could adversely impact our major suppliers, distributors and retailers. Financial difficulties experienced by our suppliers or customers could result in product delays, possible accounts receivable defaults and inventory challenges. The inability of suppliers, distributors or retailers to conduct business or to access liquidity could impact our ability to distribute our products.

There can be no assurance that market conditions will improve in the near future. A prolonged downturn, further worsening or broadening of the adverse conditions in the worldwide and domestic economies could affect consumer spending patterns and purchases of our products, and create or exacerbate credit issues, cash flow issues and other financial hardships for us and for our suppliers, distributors, retailers and consumers. Depending upon their severity and duration, these conditions could have a material adverse impact on our business, liquidity, financial condition and results of operations. We are unable to predict the likely duration and severity of the current disruption in the financial markets and the adverse economic conditions in the U.S. and other markets.

We depend on a limited number of suppliers. Failure to obtain satisfactory performance from our suppliers or loss of our existing suppliers could cause us to lose sales, incur additional costs and lose credibility in the marketplace. We also have annual purchase obligations with certain suppliers.

We depend on a limited number of third-party suppliers for the sourcing of all of our products, including both our own proprietary brands and those we distribute for others. These suppliers consist of third-party distillers, bottlers and producers in Mexico. For our proprietary products, we may rely on a single supplier to fulfill one or all of the manufacturing functions for a brand. For instance, Destilidora Huerta Real, S.A. de C.V. is the sole producer for Montalvo Tequila. The termination of our written or oral agreements or an adverse change in the terms of these agreements could have a negative impact on our business. If our suppliers increase their prices, we may not have alternative sources of supply and may not be able to raise the prices of our products to cover all or even a portion of the increased costs. Also, our suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from international suppliers or the loss of our existing suppliers, especially our key suppliers, could cause us to fail to meet orders for our products, lose sales, incur additional costs and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with distributors, ultimately leading to a decline in our business and results of operations. If we are not able to renegotiate these contracts on acceptable terms or find suitable alternatives, our business could be negatively impacted.

The sales of our products could decrease significantly if we cannot secure and maintain listings in the control states.

In the control states, the state liquor commissions act in place of distributors and decide which products are to be purchased and offered for sale in their respective states. Products selected for listing must generally reach certain volumes and/or profit levels to maintain their listings. Products are selected for purchase and sale through listing procedures which are generally made available to new products only at periodically scheduled listing interviews. Products not selected for listings can only be purchased by consumers in the applicable control state through special orders, if at all. If, in the future, we are unable to maintain our current listings in the control states, or secure and maintain listings in those states for any additional products we may acquire, sales of our products could decrease significantly.

Currency exchange rate fluctuations and devaluations may have a significant adverse effect on our revenues, sales, costs of goods and overall financial results.

For the transition period ended March 31, 2012, non-U.S. operations accounted for none of our revenues. However, we are dependent upon resources in Mexico for the products we intend to market, distribute and sell. Therefore, gains and losses on the conversion of foreign payments into U.S. dollars could cause fluctuations in our results of operations, and fluctuating exchange rates could cause reduced revenues and/or gross margins from non-U.S. dollar-denominated international sales and inventory purchases. Our ability to acquire spirits and wine and produce and sell our products at favorable prices will also depend in part on the relative strength of the U.S. dollar. We may not be able to hedge against these risks.

If our inventory is lost due to theft, fire or other damage or becomes obsolete, our results of operations would be negatively impacted.

We expect our inventory levels to fluctuate to meet customer delivery requirements for our products. We are always at risk of loss of that inventory due to theft, fire or other damage, and any such loss, whether insured against or not, could cause us to fail to meet our orders and harm our sales and operating results. Also, our inventory may become obsolete as we introduce new products, cease to produce old products or modify the design of our products’ packaging, which would increase our operating losses and negatively impact our results of operations.

Weather conditions may have a material adverse effect on our sales or on the price of raw materials used to produce spirits.

We operate in an industry where performance is affected by the weather. Extreme changes in weather conditions may result in lower consumption of tequila and other alcoholic beverages. In particular, unusually cold spells in winter or high temperatures in the summer can result in temporary shifts in customer preferences and impact demand for the alcoholic beverages we produce and distribute. Similar weather conditions in the future may have a material adverse effect on our sales which could affect our business, financial condition and results of operations. In addition, inclement weather may affect the availability of grain used to produce raw spirit, which could result in a rise in raw spirit pricing that could negatively affect margins and sales.

Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business, operations or financial performance, and water scarcity or poor quality could negatively impact our production costs and capacity.

Our business depends upon agricultural activity and natural resources. There has been much public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Severe weather events and climate change may negatively affect agricultural productivity in the regions from which we presently source our agricultural raw materials such as agave. Decreased availability of our raw materials may increase the cost of goods for our products. Severe weather events or changes in the frequency or intensity of weather events can also disrupt our supply chain, which may affect production operations, insurance cost and coverage, as well as delivery of our products to wholesalers, retailers and consumers.

Water is essential in the production of our products. The quality and quantity of water available for use is important to the supply of agave and our ability to operate our business. Water is a limited resource in many parts of the world and if climate patterns change and droughts become more severe, there may be a scarcity of water or poor water quality which may affect our production costs or impose capacity constraints. Such events could adversely affect our results of operations and financial condition.

The Company has limited protection of the Exclusive Master Distribution Agreement (“Distribution Agreement”).

The Company currently has an exclusive right to distribute all Casa Montalvo products throughout the world for a three-year term. The term will be extended indefinitely provided the Company hits minimal sales requirements. Any breach of the Distribution Agreement, or an act of terminating cause, could lead to the loss of the Company’s exclusive distribution rights, for the respective jurisdictions which the Company operates, which would have a material adverse effect on the business, results of operations and financial condition.

Either our or our strategic partners’ failure to protect our respective trademarks and trade secrets could compromise our competitive position and decrease the value of our brand portfolio.

Since we frequently enter into exclusive arrangements to market the Company’s products with unaffiliated agents, our business and prospects depend in part on our, and with respect to our agency or joint venture brands, our strategic partners’ ability to develop favorable consumer recognition of our brands and trademarks. Although both we and our strategic partners actively apply for registration of our brands and trademarks, they could be imitated in ways that we cannot prevent. Also, we rely on trade secrets and proprietary know-how, concepts and formulas. Our methods of protecting this information may not be adequate. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and result in a judgment or monetary damages being levied against us. We do not maintain non-competition agreements with all of our key personnel or with some of our key suppliers. If competitors independently develop or otherwise obtain access to our or our strategic partners’ trade secrets, proprietary know-how or recipes, the appeal, and thus the value, of our brand portfolio could be reduced, negatively impacting our sales and growth potential.

An impairment in the carrying value of goodwill or other acquired intangible assets could negatively affect our operating results and shareholders’ equity.

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date, net of any cumulative impairments. The carrying value of other intangible assets represents the fair value of trademarks, trade names and other acquired intangible assets as of the acquisition date, net of impairments and accumulated amortization. Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by our management at least annually. If carrying value exceeds current fair value as determined based on the discounted future cash flows of the related business, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the value of goodwill or other acquired intangible assets is impaired, our earnings and shareholders’ equity could be adversely affected.

We operate in highly competitive industries, and competitive pressures could have a material adverse effect on our business.

The alcoholic beverages production and distribution industries in our region are intensely competitive. The principal competitive factors in these industries include product range, pricing, distribution capabilities and responsiveness to consumer preferences, with varying emphasis on these factors depending on the market and the product. The alcoholic beverage industry competes with respect to brand recognition, product quality, brand loyalty, customer service and price. Failure to maintain and enhance the Company’s competitive position could materially and adversely affect the Company’s business and prospects for business. Wholesaler, retailer and consumer purchasing decisions are influenced by, among other things, the perceived absolute or relative overall value of our products, including their quality or pricing, compared to competitor’s products. Unit volume and dollar sales could also be affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by wholesalers, state and provincial agencies, and retailers which could affect their supply of, or consumer demand for, our products. We could also experience higher than expected selling, general and administrative expenses if we find it necessary to increase the number of our personnel or our advertising or marketing expenditures to maintain our competitive position or for other reasons.

Our business could be adversely affected by a decline in the consumption of alcohol and spirits we sell.

While over the past several years there have been modest increases in consumption of beverage alcohol in most of our product categories and geographic markets, there have been periods in the past in which there were substantial declines in the overall per capita consumption of beverage alcohol products in the U.S. and other markets in which we participate. A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

•	A general decline in economic or geopolitical conditions;
•	Concern about the health consequences of consuming beverage alcohol products and about drinking and driving;
•	A general decline in the consumption of beverage alcohol products in on-premise establishments, such as may result from smoking bans and stricter laws related to driving while under the influence of alcohol;
•	Consumer dietary preferences favoring lighter, lower calorie beverages such as diet soft drinks, sports drinks and water products;
•	The increased activity of anti-alcohol groups;
•	Increased federal, state, provincial or foreign excise or other taxes on beverage alcohol products and possible restrictions on beverage alcohol advertising and marketing; and
•	Increased regulation placing restrictions on the purchase or consumption of beverage alcohol products.

We are subject to extensive government regulation and are required to obtain and renew various permits and licenses; changes in or violations of laws or regulations or failure to obtain or renew permits and licenses could materially adversely affect our business and profitability.

Our business of marketing and distributing alcoholic beverages in the United States is subject to regulation by national and local governmental agencies. These regulations and laws address such matters as licensing and permit requirements, regarding the production, storage and import of alcoholic products; competition and anti-trust matters; trade and pricing practices; taxes; distribution methods and relationships; required labeling and packaging; advertising; sales promotion; and relations with wholesalers and retailers. Loss of production capacity due to regulatory issues can negatively affect our sales and increase our operating costs as we attempt to increase production at other facilities during that time to offset the lost production. It is possible that we could have similar issues in the future that will adversely impact our sales and operating costs. Additionally, new or revised regulations or requirements or increases in excise taxes, customs duties, income taxes, or sales taxes could materially adversely affect our business, financial condition and results of operations.

In addition, we are subject to numerous environmental and occupational, health and safety laws and regulations in the countries in which we plan to operate. We may incur significant costs to maintain compliance with evolving environmental and occupational, health and safety requirements, to comply with more stringent enforcement of existing applicable requirements or to defend against challenges or investigations, even those without merit. Future legal or regulatory challenges to the industry in which we operate or our business practices and arrangements could give rise to liability and fines, or cause us to change our practices or arrangements, which could have a material adverse effect on us, our revenues and our profitability.

Governmental regulation and supervision as well as future changes in laws, regulations or government policy (or in the interpretation of existing laws or regulations) that affect us, our competitors or our industry generally, strongly influence our viability and how we operate our business. Complying with existing laws, regulations and government policy is burdensome, and future changes may increase our operational and administrative expenses and limit our revenues.

Additionally, governmental regulatory and tax authorities have a high degree of discretion and may at times exercise this discretion in a manner contrary to law or established practice. Such conduct can be more prevalent in jurisdictions with less developed or evolving regulatory systems like Mexico. Our business would be materially and adversely affected if there were any adverse changes in relevant laws or regulations or in their interpretation or enforcement. Our ability to introduce new products and services may also be affected if we cannot predict how existing or future laws, regulations or policies would apply to such products or services.

If we fail to manage growth effectively or prepare for product scalability, it could have an adversely effect on our employee efficiency, product quality, working capital levels and results of operations.

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of March 31, 2012, we had no full time employees outside of our management team. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the marketing of the products we sell, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and controls. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

Our management team may not be able to successfully implement our business strategies.

If our management team is unable to execute on its business strategies, then our development, including the establishment of revenues and our sales and marketing activities would be materially and adversely affected. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any future growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

If we are unable to retain key executives and other key affiliates, our growth could be significantly inhibited and our business harmed with a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. Alex Viecco, our Chief Executive Officer, Carlos Gonzalez Rivera, our Chief Operating Officer, and Sergio Gonzalez Rivera, our President, perform key functions in the operation of our business. The loss of any of these could have a material adverse effect upon our business, financial condition, and results of operations. We do not maintain key-person insurance for members of our management team because it is cost prohibitive at this point. If we lose the services of any senior management, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects.

Our success in the future may depend on our ability to establish and maintain strategic alliances, and any failure on our part to establish and maintain such relationships would adversely affect our market penetration and revenue growth.

Due to the regulated nature of the alcoholic beverage industry, we will be required to establish strategic relationships with third parties. Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the competitive position of our product and marketing plan relative to our competitors. We may not be able to establish other strategic relationships in the future. In addition, any strategic alliances that we establish may subject us to a number of risks, including risks associated with sharing proprietary information, loss of control of operations that are material to developed business and profit-sharing arrangements. Moreover, strategic alliances may be expensive to implement and subject us to the risk that the third party will not perform its obligations under the relationship, which may subject us to losses over which we have no control or expensive termination arrangements. As a result, even if our strategic alliances with third parties are successful, our business may be adversely affected by a number of factors that are outside of our control.

Our financial results may not meet the expectations of investors and may fluctuate because of many factors and, as a result, investors should not rely on our revenue and/or financial projections as indicative of future results.

Fluctuations in operating results or the failure of operating results to meet the expectations investors may negatively impact the value of our securities. Operating results may fluctuate due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in operating results could cause the value of our securities to decline. Investors should not rely on revenue or financial projections or comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

•	delays in sales resulting from potential customer sales cycles;
•	variations or inconsistencies in return on investment models and results;
•	delays in demonstrating product performance or installations;
•	changes in competition; and
•	changes or threats of significant changes in legislation or rules or standards that would change the drivers for product adoption.

Because our auditors have issued a going concern opinion, there is substantial doubt about our ability to continue as a going concern.

Our report from our independent registered public accounting firm for the transition period ended March 31, 2012 includes an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment. After this offering, future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

Our strategy may include acquiring companies which may result in unsuitable acquisitions or failure to successfully integrate acquired companies, which could lead to reduced profitability.

We may embark on a growth strategy through acquisitions of companies or operations that complement existing product lines, customers or other capabilities. We may be unsuccessful in identifying suitable acquisition candidates, or may be unable to consummate desired acquisitions. To the extent any future acquisitions are completed, we may be unsuccessful in integrating acquired companies or their operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse impact on future profitability. Some of the risks that may affect our ability to integrate, or realize any anticipated benefits from, acquisitions include:

•	unexpected losses of key employees or customer of the acquired company;
•	difficulties integrating the acquired company’s standards, processes, procedures and controls;
•	difficulties coordinating new product and process development;
•	difficulties hiring additional management and other critical personnel;
•	difficulties increasing the scope, geographic diversity and complexity of our operations;
•	difficulties consolidating facilities, transferring processes and know-how;
•	difficulties reducing costs of the acquired company’s business;
•	diversion of management’s attention from our management; and
•	adverse impacts on retaining existing business relationships with customers.

Demand for our products may be adversely affected by many factors, including changes in consumer preferences and trends.

Consumer preferences may shift due to a variety of factors including changes in demographic and social trends, public health initiatives, product innovations, changes in vacation or leisure activity patterns and a downturn in economic conditions, which may reduce consumers’ willingness to purchase distilled spirits or cause a shift in consumer preferences toward beer, wine or non-alcoholic beverages. Our success depends in part on fulfilling available opportunities to meet consumer needs and anticipating changes in consumer preferences with successful new products and product innovations.

We face substantial competition in our industry and many factors may prevent us from competing successfully.

We compete on the basis of product taste and quality, brand image, price, service and ability to innovate in response to consumer preferences. The global spirits industry is highly competitive and is dominated by several large, well-funded international companies which trend toward consolidation. It is possible that our competitors may either respond to industry conditions or consumer trends more rapidly or effectively or resort to price competition to sustain market share, which could adversely affect our sales and profitability. The dollar amount and unit volume of our sales could be negatively affected by our inability to maintain or increase prices, changes in geographic or product mix, a general decline in beverage alcohol consumption or the decision of wholesalers, retailers or consumers to purchase competitor’s products instead of our products. Wholesaler, retailer and consumer purchasing decisions are influenced by, among other things, the perceived absolute or relative overall value of our products, including their quality or pricing, compared to competitor’s products. Unit volume and dollar sales could also be affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by wholesalers, state and provincial agencies, and retailers which could affect their supply of, or consumer demand for, our products. We could also experience higher than expected selling, general and administrative expenses if we find it necessary to increase the number of our personnel or our advertising or marketing expenditures to maintain our competitive position or for other reasons.

Adverse public opinion about alcohol could reduce demand for our products.

Anti-alcohol groups have, in the past, advocated successfully for more stringent labeling requirements, higher taxes and other regulations designed to discourage alcohol consumption. More restrictive regulations, negative publicity regarding alcohol consumption and/or changes in consumer perceptions of the relative healthfulness or safety of beverage alcohol could decrease sales and consumption of alcohol and thus the demand for our products. This could, in turn, significantly decrease both our revenues and our revenue growth, causing a decline in our results of operations.

Class action or other litigation relating to alcohol abuse or the misuse of alcohol could adversely affect our business.

The alcoholic beverage industry faces the possibility of class action or similar litigation alleging that the continued excessive use or abuse of beverage alcohol has caused death or serious health problems. It is also possible that governments could assert that the use of alcohol has significantly increased government funded health care costs. Litigation or assertions of this type have adversely affected companies in the tobacco industry, and it is possible that we, as well as our suppliers, could be named in litigation of this type.

Also, lawsuits have been brought in a number of states alleging that beverage alcohol manufacturers and marketers have improperly targeted underage consumers in their advertising. Plaintiffs in these cases allege that the defendants’ advertisements, marketing and promotions violate the consumer protection or deceptive trade practices statutes in each of these states and seek repayment of the family funds expended by the underage consumers. While we have not been named in these lawsuits, we could be named in similar lawsuits in the future. Any class action or other litigation asserted against us could be expensive and time-consuming to defend against, depleting our cash and diverting our personnel resources and, if the plaintiffs in such actions were to prevail, our business could be harmed significantly.

Regulatory decisions and legal, regulatory and tax changes could limit our business activities, increase our operating costs and reduce our margins.

The production, distribution, marketing, advertising and labeling of beverage alcohol products is subject to extensive regulation in all of the countries in which we operate. We are required to comply with these regulations and to maintain various permits and licenses. We are also required to conduct business only with holders of licenses to import, warehouse, transport, distribute and sell beverage alcohol products. We cannot assure you that these and other governmental regulations applicable to our industry will not change or become more stringent. Moreover, because these laws and regulations are subject to interpretation, we may not be able to predict when and to what extent liability may arise. Additionally, due to increasing public concern over alcohol-related societal problems, including driving while intoxicated, underage drinking, alcoholism and health consequences from the abuse of alcohol, various levels of government may seek to impose additional restrictions or limits on advertising or other marketing activities promoting beverage alcohol products. Failure to comply with any of the current or future regulations and requirements relating to our industry and products could result in monetary penalties, suspension or even revocation of our licenses and permits. Costs of compliance with changes in regulations could be significant and could harm our business, as we could find it necessary to raise our prices in order to maintain profit margins, which could lower the demand for our products and reduce our sales and profit potential.

Further, the distribution of beverage alcohol products is subject to extensive taxation both in the U.S. and internationally (and, in the U.S., at both the federal and state government levels), and beverage alcohol products themselves are the subject of national import and excise duties in most countries around the world. An increase in taxation or in import or excise duties could also significantly harm our sales revenue and margins, both through the reduction of overall consumption and by encouraging consumers to switch to lower-taxed categories of beverage alcohol.

We could face product liability or other related liabilities that increase our costs of operations and harm our reputation.

Although we maintain liability insurance and will attempt to limit contractually our liability for damages arising from our products, these measures may not be sufficient for us to successfully avoid or limit liability. Our product liability insurance coverage is limited to $1 million per occurrence and $2 million in the aggregate and our general liability umbrella policy is capped at $1 million. Further, any contractual indemnification and insurance coverage we have from parties supplying our products is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by these suppliers. In any event, extensive product liability claims could be costly to defend and/or costly to resolve and could harm our reputation.

If we become subject to product liability claims, personal injury claims or defective products, our business may be harmed.

The marketing and sale of the Company’s products and services entails risk of product liability and there can be no assurance that product liability claims will not be asserted against the Company. While the Company intends to obtain some business liability insurance, insurance designed to cover product liability is expensive, difficult to obtain in some cases and may not be available now or in the future on acceptable terms, if at all. Furthermore, there can be no assurance that such insurance coverage will be adequate, or that a product liability claim, even one without merit, would not have a material adverse effect on the business or financial condition of the Company. As a result, any imposition of product liability could materially harm our business, financial condition and results of operations. In addition, we do not have any business interruption insurance due to the limited coverage of any such business interruption insurance, and as a result, any business disruption or natural disaster could severely disrupt our business and operations and significantly decrease our revenue and profitability.

Contamination of our products and/or counterfeit or confusingly similar products could harm the image and integrity of, or decrease customer support for, our brands and decrease our sales.

The success of our brands depends upon the positive image that consumers have of them. Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could affect the demand for our products. Contaminants in raw materials purchased from third parties and used in the production of our products or defects in the distillation and fermentation processes could lead to low beverage quality as well as illness among, or injury to, consumers of our products and could result in reduced sales of the affected brand or all of our brands. Also, to the extent that third parties sell products that are either counterfeit versions of our brands or brands that look like our brands, consumers of our brands could confuse our products with products that they consider inferior. This could cause them to refrain from purchasing our brands in the future and in turn could impair our brand equity and adversely affect our sales and operations.

Our Executive Officers and certain stockholders possess the majority of our voting power, and through this ownership, control our Company and our corporate actions.

Our current executive officers and certain large shareholders of the Company, hold approximately 64% of the voting power of the outstanding shares of our Common Stock. These officers have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such our executive officers have the power to prevent or cause a change in control; therefore, without his consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officers may give rise to a conflict of interest with the Company and the Company’s shareholders. For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

There is a substantial lack of liquidity of our common stock and volatility risks.

Our common stock is quoted on the OTCQB under the symbol “TQLA.” The liquidity of our common stock may be very limited and affected by our limited trading market. The OTCQB market is an inter-dealer market much less regulated than the major exchanges, and is subject to abuses, volatilities and shorting. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded.

The trading volume of our common stock may be limited and sporadic. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. As a result of such trading activity, the quoted price for our common stock on the OTCQB may not necessarily be a reliable indicator of our fair market value. In addition, if our shares of common stock cease to be quoted, holders would find it more difficult to dispose of or to obtain accurate quotation as to the market value of, our common stock and as a result, the market value of our common stock likely would decline.

The market price for our stock may be volatile and subject to fluctuations in response to factors, including the following:

•	The increased concentration of the ownership of our shares by a limited number of affiliated stockholders following the Exchange may limit interest in our securities;
•	variations in quarterly operating results from the expectations of securities analysts or investors;
•	revisions in securities analysts’ estimates or reductions in security analysts’ coverage;
•	announcements of new attractions or services by us or our competitors;
•	reductions in the market share of our services;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	general technological, market or economic trends;
•	investor perception of our industry or prospects;
•	insider selling or buying;
•	investors entering into short sale contracts;
•	regulatory developments affecting our industry; and
•	additions or departures of key personnel.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Our common stock may never be listed on a major stock exchange.

We anticipate seeking the listing of our common stock on a national or other securities exchange at some time in the future, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid, and our common stock price may be subject to increased volatility.

A decline in the price of our common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. A decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new services and continue our current operations. If our common stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

Concentrated ownership of our common stock creates a risk of sudden changes in our common stock price.

The sale by any shareholder of a significant portion of their holdings could have a material adverse effect on the market price of our common stock.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

A substantial majority of the outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTCQB). A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

If we issue additional shares or derivative securities in the future, it will result in the dilution of our existing stockholders.

Our Articles of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock, $0.001 par value per share. Our board of directors may choose to issue some or all of such shares, or derivative securities to purchase some or all of such shares, to provide additional financing in the future.

We do not plan to declare or pay any dividends to our stockholders in the near future.

We have not declared any dividends in the past, and we do not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

The requirements of being a public company may strain our resources and distract management.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

We may incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we do not file our quarterly or annual reports with the SEC, we may be de-listed from the OTCQB.

OTCQB is the middle tier of the OTC market. OTCQB companies report to the SEC or a U.S. banking regulator, making it easy for investors to identify companies that are current in their reporting obligations. There are no financial or qualitative standards to be in this tier. OTCQB securities may also be quoted on the FINRA BB. The OTCQB allows investors to easily identify reporting companies traded in the OTC market regardless of where they are quoted.

Under OTCQB rules relating to the timely filing of periodic reports with the SEC, any OTCQB issuer who fails to file a periodic report (Forms 10-Q or 10-K) by the due date of such report, period we may be removed from the OTCQB and our common stock may only be able to be traded on the OTC Pink. The OTC Pink is the bottom tier of the OTC market – a speculative trading marketplace that helps broker-dealers get the best prices for investors. Accordingly, our securities may become worthless and we may be forced to curtail or abandon our business plan.

Persons associated with securities offerings, including consultants, may be deemed to be broker dealers.

In the event that any of our securities are offered without engaging a registered broker-dealer, we may face claims for rescission and other remedies. If any claims or actions were to be brought against us relating to our lack of compliance with the broker-dealer requirements, we could be subject to penalties, required to pay fines, make damages payments or settlement payments, or repurchase such securities. In addition, any claims or actions could force us to expend significant financial resources to defend our company, could divert the attention of our management from our core business and could harm our reputation.

Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.

“Penny Stock” rules may make buying or selling our common stock difficult.

Trading in our common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer that recommends our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

ITEM 1B: UNRESOLVED STAFF COMMENTS.

As of March 31, 2012, there were no unresolved comments from the SEC.

ITEM 2: PROPERTIES

Description of Property

We neither rent nor own any properties. We utilize the office space and equipment of our Chief Executive Officer and director at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3: LEGAL PROCEEDINGS.

From time to time, we are involved in claims and suits that arise in the ordinary course of our business. Although management currently believes that resolving any such claims against us will not have a material adverse impact on our business, financial position or results of operations, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Except as disclosed herein, we are not aware of any material, existing or pending legal proceedings nor are we involved as a plaintiff in any material proceeding or pending litigation.

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock was initially traded on the Over The Counter Bulletin Board under the symbol ACSR and was first quoted on October 18, 2011. The table below sets forth the high and low prices for the Company’s Common Stock for the quarters included within the past two fiscal years, and the transition period ended March 31, 2012. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. Since the Company's common stock trades sporadically, there is not an established active public market for its common stock. No assurance can be given that an active market will exist for the Company's common stock and the Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize its earnings, if any, to finance its future growth, including possible acquisitions.

	High	Low
Fiscal Year Ended March 31, 2011
December 31, 2011	$0	$0
March 31, 2012	$0	$0

Fiscal Year Ended March 31, 2012
June 30, 2012	$0	$0
September 30, 2012	$0	$0
December 31, 2012	$0	$0
March 31, 2012	$0	$0

Transition Period January 1, 2012- March 31, 2012
March 31, 2012	$0	$0

Common Stock

Holders of Company’s common stock are entitled to one vote per share on each matter submitted to vote at a meeting of Company’s stockholders. Holders of common stock do not have cumulative voting rights. Stockholders do not have any preemptive rights or other similar rights to acquire additional shares of Company’s common stock or other securities. Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, subject to preferences that may be applicable to any then-outstanding preferred stock, each outstanding share of common stock entitles its holder to participate ratably in all remaining assets of the Company that are available for distribution to stockholders after providing for each class of stock, if any, having preference over the common stock.

Holders of common stock have no conversion, preemptive or other subscription rights, and there are no redemption or sinking fund provisions applicable to the common stock. The rights of the holders of common stock are subject to any rights that may be fixed for holders of preferred stock, when and if any preferred stock is authorized and issued.

Preferred Stock

The Company's Amended Articles of Incorporation authorizes the issuance of 10,000,000 shares of “Blank Check” Preferred Stock, par value $0.001 per share, subject to any limitations prescribed by law, without further vote or action by the stockholders, to issue from time to time shares of preferred stock in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Company's board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

Dividends.

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Long-Term Incentive Plans Awards in Last Fiscal Year

None.

Recent Sales of Unregistered Securities.

During the transition period ended March 31, 2012, the Company issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions:

On February 2, 2011, the Company issued 10,000,000 founder’s shares at $0.001 per share, with net proceeds to the Company of $10,000.

On July 9, 2012 the Company issued 15,384 shares of its common stock at $0.325 per share, or $5,000 to two individuals.

On July 20, 2012 the Company issued 15,384 shares of its common stock at $0.325 per share, or $5,000 to two individuals

From August 24, 2011 through September 2, 2011 the Company issued 28,920 shares of its common stock at $0.325 per share, or $9,400 to four individuals.

On September 1, 2011, the Company issued 237,250 shares at $0.04 per share, with net proceeds to the Company of $9,490.

On September 27, 2011 the Company issued 100,000 shares of its common stock for services, valued at $32,500 on the date of issuance.

On December 21, 2012, the Company entered into and consummated the Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Casa Montalvo Holdings, Inc., a California corporation (“Casa Montalvo”) and the shareholders of Casa Montalvo. Pursuant to the Exchange Agreement, the Company issued 1,817,891 shares of Common Stock to acquire all of the outstanding capital stock of Casa Montalvo.

Also on December 21, 2012, the Company accepted a subscription in the amount of One Hundred Thousand Dollars ($100,000) for 200,000 shares of Common Stock.

Unless noted above, the sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and rules promulgated there under. Each of the above-referenced investors in our stock represented to us in connection with their investment that they were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 6: SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the accompanying notes included in this Transition Report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and under the headings “Risk Factors” and “Forward-Looking Statements.”

Overview

Advanced Cloud Storage, Inc. (the “Company”) was incorporated in the State of Nevada on November 18, 2010. The Company was an initial development stage and was organized to engage in the business of online data storage.

On December 21, 2012, the Registrant entered into an Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Casa Montalvo Holdings, Inc., a California corporation (“Casa Montalvo”), whereby the Registrant acquired all of the issued and outstanding capital stock of Casa Montalvo in exchange (the “Exchange”) for approximately 59,000,000 post-split shares of Common Stock. Simultaneously therewith, the Registrant accepted a subscription of a private placement offering of Two Hundred Thousand (200,000) post-split shares of its Common Stock, on a post-Split basis, at an aggregate purchase price of One Hundred Thousand Dollars ($100,000).

As a result of the Exchange, Casa Montalvo became a wholly-owned subsidiary of the Registrant. Following the consummation of the Exchange, the shareholders of Casa Montalvo will beneficially own approximately eighty-nine percent (89%) of the issued and outstanding Common Stock of the Registrant. Pursuant to the terms of the Share Exchange Agreement, the Registrant’s principal shareholder agreed to retire 10,000,000 shares of the Registrant’s Common Stock. The parties have taken the actions necessary to provide that the Exchange is treated as a “tax free exchange” under Section 368 of the Internal Revenue Code of 1986, as amended. The Agreement contains customary representations, warranties and covenants of the Registrant and Casa Montalvo for like transactions. The foregoing descriptions of the above referenced agreements do not purport to be complete. For an understanding of their terms and provisions, reference should be made to the Agreement attached as Exhibits 10.1 to the Current Report on Form 8-K filed on December 24, 2012. A copy of the press release dated December 21, 2012 announcing the completion of the documents relating to the Share Exchange is attached to the Current Report on Form 8-K filed on December 24, 2012 as Exhibit 99.1 and incorporated herein by reference.

Additionally, on December 21, 2012, holders of a majority of the Company’s outstanding Common Stock voted to amend the Company’s Articles of Incorporation to: (i) change its name to “Montalvo Spirits, Inc.”; (ii) increase the number of its authorized shares of capital stock from 75,000,000 shares to 310,000,000 consisting of (a) 300,000,000 shares were designated as Common Stock and (b) 10,000,000 shares were designated as blank check preferred stock., and (iii) effectuate a forward split on a 1:32.4552 basis.

TARGET MARKETS AND MARKETING STRATEGY

While our primary route to market is by selling directly to distributors, who maintain extensive resources to sell to both on and off premise retail accounts, including liquor stores, grocery stores, convenience stores, bars and restaurants, to build our brands, we must effectively communicate with three distinct audiences: the distributors; the retail trade; and the end consumer. We believe advertising, marketing and promotional activities help to establish and reinforce the image and perception of our brand as we strive in building substantial brand value.

We employ, in-house marketing, sales and customer service personnel who work together with third party design and advertising firms to maintain a high degree of focus on each of our products. We attempt to build brand awareness through innovative marketing activities including social media, brand tastings, as well as competitive spirits competitions. We use a variety of marketing strategies and tactics to build brand equity and increase sales, including consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, in-store and on-premise promotions and public relations, as well as a variety of other traditional and non-traditional marketing techniques. Our significant public relations campaign has helped gain editorial coverage for our brands, which increases brand awareness. Past and future event sponsorship is an economical way for us to have influential consumers taste our brands.

PLAN OF OPERATIONS

The Company develops, markets and/or distributes alcoholic beverages, primarily in the United States. We sell our products through a network of established spirits distributors, who are licensed to distribute alcoholic beverages throughout the United States. The Company is federally licensed, maintaining the right to sell to distributors in all markets in the U.S. and globally.

The Company intends to focus on growing the market share of its initial products, the ultra-premium Montalvo line of tequilas, whose expressions include Plata, Reposado, Anejo and Extra-Anejo. We own the Montalvo brand trademark and have exclusive worldwide master distribution rights to the brands.

We intend to grow our business by expanding our portfolio of premium alcoholic beverage brands, including additional spirits categories, as well as beer and wine, through additional importation and distribution contracts of existing brands. In addition, we may choose to develop new brands or acquire existing companies with their own brand portfolios.

To achieve our goal of building a distinctive portfolio of premium craft spirits, we seek to:

·	grow revenues by securing additional independent distributors for Montalvo Tequila in multiple states in the U.S. and potentially in additional countries internationally and by targeted marketing activities. We anticipate such marketing activities will require the Company to expend approximately $750,000. As the independent distributors are generally large, well-recognized companies, the Company feels that accounts receivable financing should be available, though it may not be on favorable terms. We anticipate that increased sales revenues from Montalvo Tequila will contribute to improving our cash flow and provide additional liquidity from operations. The Company may require additional financing through private placements or issuance of notes payable, and there is no assurance that such financing will be available. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected.
·	explore the potential of developing or acquiring new or existing brands by identifying attractive acquisition candidates, entering into negotiations and reaching agreements with these candidates and obtaining financing to acquire such brands. We estimate we will expend $15,000 to identify brands that are potential acquisition targets and $25,000 discussing and negotiating acquisition terms and drafting preliminary agreements; the funding required to acquire a potential target is too speculative to estimate. We intend to finance our brand acquisitions through a combination of third party financing and, in appropriate circumstances, the further issuance of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, and could cause substantial fluctuations in our quarterly and yearly operating results. Also, the pursuit of acquisitions and other new business relationships may require significant management attention. We may not be able to successfully identify attractive acquisition candidates, obtain financing on favorable terms or complete these types of transactions in a timely manner and on terms acceptable to us, if at all.

PRODUCTS

We have an Exclusive Worldwide Distribution Agreement with Destilidora Huerta Real, S.A. de C.V., the producers of Montalvo Tequila. Montalvo, an award winning, ultra-premium tequila brand is a handcrafted, meticulously formulated tequila produced from only the highest quality blue agave plants from the Lowlands of Jalisco, Mexico. Montalvo ensures the brand’s premium quality by handcrafting in small batches, using hand-selected Blue Weber agave plants picked at the peak of maturity and employing a third distillation. Fourth-generation tequila producers Sergio and Carlos Gonzalez Rivera have combined their family’s ancient traditions with modern techniques, resulting in a clean, smooth and memorable tequila. Montalvo is available in four expressions: Plata, Reposado, Añejo and Extra-Añejo.

CUSTOMERS

The U.S. alcoholic beverage industry is a regulated, three-tier system of suppliers, distributors and retailers. The Company currently distributes the Montalvo Tequila brand through a network of independent distributors. The Company also maintains an arrangement with MHW, Ltd., a third-party leading service provider to alcoholic beverage companies, to import the Montalvo brand into the U.S. as well as to sell Montalvo directly to retailers in New York, New Jersey and California. The Company hopes to expand the number of independent distributors in certain existing markets and new markets, when the Company has sufficient funds to maintain a larger marketing campaign.

GOING CONCERN

We have incurred losses from operations of $79,304 and have had limited revenues from operations through the transition period ended March 31, 2012. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management is planning to raise necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or in further developing its operations

Liquidity and Capital Resources

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year.

As of the transition period ended March 31, 2012, we had $6,905 in cash and $37,100 in inventories totaling $44,005 in assets. The funds available to the Company will not be sufficient to fund the planned operations of the Company. If we do not substantially increase our sales, we will require funding to continue our operations of which there can be no assurance that we will be able to raise funds or that if we do so that they will be on grounds that are favorable to the Company.

Off Balance Sheet Arrangements

As of the transition period of March 31, 2012, there were no off balance sheet arrangements.

Basis of Presentation

The financial statements of the Company are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Critical Accounting Policies

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates. These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue from product sales in accordance with Topic 360 “ Revenue Recognition in Financial Statements ,” which is when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. For the transition period ending March 31, 2012, cash and cash equivalents include cash on hand and cash in the bank.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years

For the transition period ending March 31, 2012, property and equipment consisted of office equipment purchased during the period.

Impairment of Long-Lived Assets

Long-Lived Assets, such as property, plant, and equipment and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any goodwill or other intangible assets are tested at least annually for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets as of March 31, 2012.

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2012, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks located in California. The Federal Depository Insurance Corporation (“FDIC”) insures accounts at each institution up to $100,000. At March 31, 2012, the Company’s cash accounts were below the insured limit.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. The Company does not have any options, warrants or other common stock equivalents outstanding as of March 31, 2012.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts payable, accrued liabilities, and advances from affiliates. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

ASC Topic 820, “ Fair Value Measurements ” (“ASC Topic 820”) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value that focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, or inputs that are observable for the assets or liabilities other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active;

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the transition period ended March 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates on foreign currencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 appears after the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Transition Report on Form 10-K/T, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Transition Report on Form 10-K/T our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures which are identified below. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

The material weaknesses in our disclosure control procedures are as follows:

1.	Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.	Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•	Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

•	Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of March 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of March 31, 2013, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of March 31, 2013and communicated to our management.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of March 31, 2013and communicated to our management.

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

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the transition period ended March 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

 Attestation Report of the Independent Registered Public Accounting Firm

This Transition Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Transition Report.

ITEM 9B Other Information

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

The following persons are the directors and executive officers of our company:

Name	Age	Title
Alex Viecco	48	Chief Executive Officer, Director
Carlos Gonzalez Rivera	41	Chief Operating Officer; Chief Financial Officer
Sergio Gonzalez Rivera	43	President, Director
Daniel Cahill	38	Director of sales, Director

The Company’s executive officers and directors are elected annually and serve until the next annual meeting of stockholders.

Alex Viecco, Chief Executive Officer and Director, has served as the Chief Executive Officer of Casa Montalvo Holdings, Inc. since 2011, prior thereto and from 2000 to 2011, Mr. Viecco served as the Co-Founder and Vice President of New Era Debt Solutions, in Camarillo, California. Under Mr. Viecco’s leadership, New Era Debt Solutions has become an industry leader, providing debt resolution for thousands of clients throughout the United States. With his expertise in the debt resolution field, Mr. Viecco has been featured in numerous industry publications. Mr. Viecco also worked as a Financial Consultant with a division of Citigroup, and consistently led sales throughout his five-year tenure. While serving in this capacity, Mr. Viecco managed, supervised, and trained dozens of representatives into successful positions, and received multiple awards. The Company believed Mr. Viecco’s extensive business and finance expertise made him an ideal candidate to serve in these capacities.

Sergio Gonzalez Rivera , Chief Operating Officer and Director, has served as the President of Casa Montalvo Holdings, Inc. since 2011, prior thereto and from 2005 to the present, Mr. Gonzalez Rivera has served as a Director of Destilidora Huerta Real, S.A. de C.V., a distillery located in Jalisco, Mexico. From a young age, Mr. Gonzalez Rivera began learning from his father and uncles all of the intricacies of the art of producing tequila, from picking the perfect Blue Agave Weber plants, to identifying the best time to harvest the plants to give the best yield. Sergio learned the secret of producing high quality Tequila is combining ancient techniques with modern world trends. His family’s experience in tequila business dates back to his great grandfather and Sergio has worked in a variety of positions in the industry from sales, engineering, product development, customer service and management. Mr. Gonzalez Rivera earned a degree in Business Management, Project Management, Marketing, Innovation and Strategies, Real Estate Business, and Sales from the University of Guadalajara. Mr. Rivera also continued his studies in Systems Engineering in Germany, with a specialization in business and entrepreneurism. The Company believes Mr. Gonzalez Rivera’s distinguished career in the tequila industry and the region, made him ideal for these positions. Mr. Gonzalez Rivera also serves as Councilman of the Municipality of Tequila, Mexico.

Carlos Gonzalez Rivera, President and Director, has served as the Chief Operating of Casa Montalvo Holdings, Inc. since 2011, prior thereto and from 2005 to the present, served as President of Destilidora Huerta Real, S.A. de C.V., a distillery located in Jalisco, Mexico. Mr. Gonzalez Rivera spent many years with his family learning the art of producing tequila. His particular interest was in harvesting the plants and learning their regional attributes and has been recognized by the local farmers as an instrumental representative to ensure fair trade in the region. Mr. Gonzalez Rivera graduated from the University of Guadalajara, Mexico with a degree in Dentistry Medicine in 1994. After further studies and specializing as a dental surgeon, he travelled to the United States to continue his studies in modern dental techniques, where he worked with well-respected dentists in Oxnard, California and Thousand Oaks, California. The Company believes Mr. Rivera’s previous experience operating tequilerias make him an asset to the Company.

Daniel Cahill, Director of Sales and Director, has served as the Director of Sales of Casa Montalvo Holdings, Inc. since 2011, prior thereto and from 2011 to 2012 Mr. Cahill served as the Managing Director of Point Loma Capital, Inc. Prior thereto and from 2001 to 2011, Mr. Cahill served in various positions at Meyers Associates, Aegis Capital and Maxim Group. Throughout his career, he has executed a wide variety of financing transactions as an investment banker to numerous private and publicly traded companies, as well as spending significant time and resources mentoring and developing new advisors on how to build and maintain client relationships. The Company believes Mr. Cahill’s experience in the finance industry would be an asset to the Company.

Significant Employees

The Company does not, at present, have any employees other than the current director and officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current director and officer and director.

Family Relations

Sergio Gonzalez Rivera and Carlos Gonzalez Rivera are brothers. There are no other family relationships among the Company’s Directors and Officers.

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

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead the board of directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act. The Company intends on establishing an Audit Committee composed of independent directors of the Company. The audit committee's duties would be to recommend to the Company's board of directors the engagement of independent auditors to audit the Company's financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company's board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee

Our board of directors does not have a separate compensation committee responsible for determining executive and director compensation.  Instead, the board of directors fulfills this function, and each member of the Board participates in the determination.  Given the small size of the Company and its Board, plus the Company's limited resources, locating, obtaining and retaining additional independent directors is extremely difficult.  In the absence of independent directors, the Board does not believe that creating a separate compensation committee would result in any improvement in the compensation determination process.  Accordingly, the board of directors has concluded that the Company and its stockholders would be best served by having the entire board of director’s act in place of a compensation committee.  When acting in this capacity, the Board does not have a charter.

Code of Ethics

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic. A copy of our code of ethics is available without charge, upon written request to: Montalvo Spirits, Inc., Attn: C.E.O., 4326 Laurel Glen Drive, Moorpark, California 93021.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as the Company’s principal executive officer during the transition period and the last three completed fiscal years ending March 31, 2013, 2012 and 2011; (ii) each other individual that served as an executive officer of the Company at the transition period conclusion of the fiscal year ended March 31, 2013 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year.

Name and Principal Position	Year	Salary (1)	Bonus	Equity Awards	Option Awards	All Other Compensation	Total
George Frederick	2013	—	—	—	—	—	—
Meyer, President, Secretary, Treasurer	2012	—	—	—	—	—	—
and Chief Executive Officer	2011	—	—	—	—	—	—
	Transition Period	—	—	—	—	—	—

Alex Viecco*	2013	—	—	—	—	—	—
	2012	72,000	—	—	—	—	—
	Transition Period	—	—	—	—	—	—
		—	—	—	—	—	—
Carlos Gonzalez Rivera *	2013	—	—	—	—	—	—
	2012	72,000	—	—	—	—	—
	Transition Period	—	—	—	—	—	—

Sergio Gonzalez Rivera *	2013	—	—	—	—	—	—
	2012	72,000	—	—	—	—	—
	Transition Period	—	—	—	—	—	—

Daniel P. Cahill *	2013	—	—	—	—	—	—
	2012	—	—	—	—	—	—
	Transition Period	—	—	—	—	—	—

*Appointed December 21, 2012

(1) Transition Period means the period from January 1, 2012 to March 31, 2012

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of the transition period ended March 31, 2012:

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
George Frederick Meyer, former	—	—	—	—	—	—	—	—

Alex Viecco, CEO	—	—	—	—	—	—	—	—

Carlos Gonzalez Rivera, COO, CFO	—	—	—	—	—	—	—	—

Sergio Gonzalez Rivera, President	—	—	—	—	—	—	—	—

Daniel Cahill, Director of Sales	—	—	—	—	—	—	—	—

Employment Agreements

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

Compensation of Directors

The Company did not pay any fees to their respective directors for attendance at meetings of the board; however, the Company may adopt a policy of making such payments in the future.  The Company will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information relating to the beneficial ownership of the Company's common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of the transition period ending March 31, 2012:

Shareholder	Beneficial Ownership (a)	Percent of Class (b)
Frederik Meyer	10,000,000	97.6%

All Directors and Executive Officers as a group	10,000,000	97.6

 (a) Security ownership is direct unless indicated otherwise. Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and/or information made known to the Company.

(b) Based on 10,237,250 shares of our common stock outstanding as of the transition period ending March 31, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

For the transition period ending March 31, 2012, there were no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current director and officer and director and there is no assurance that the services to be provided by them will be available for any specific length of time in the future. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 14. PR INCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for each of transition period and the last two years for professional services rendered by the principal accountant for our audits of our annual financial statements and interim reviews of our financial statements included in our fillings with Securities and Exchange Commission on Form 10-K and 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were approximately:

Transition Period	$5,000

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in paragraph (1) were approximately:

Transition Period	$0

We incurred these fees in connection with registration statements and financing transactions. Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

Transition Period	$0

All Other Fees

The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

Transition Period	$0

ITEM 15 . EXHIBITS

(a) Financial Statements and Financial Statement Schedules

1. Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Transition Report.

2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.

(b) Exhibit	Description
3.1	Articles of Incorporation*
3.2	By-Laws*
21	List of Subsidiaries#
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

* Incorporated by reference to the Company’s Form S-1, filed with the Securities Commission on April 15, 2011, as amended.

  # Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 11, 2013

MONTALVO SPIRITS, INC.

/s/ Alex Viecco
Name: Alex Viecco
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Carlos Gonzalez Rivera
Name: Carlos Gonzalez Rivera
Title: Chief Financial Officer, Chief Operating Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Alex Viecco	Chief Executive Officer, Director	July 11, 2013
Alex Viecco	(Principal Executive Officer)

/s/ Carlos Gonzalez Rivera	Chief Financial Officer, Chief Operating Officer, and Director	July 11, 2013
Carlos Gonzalez Rivera	(Principal Financial Officer)

/s/Sergio Gonzalez Rivera	President, Director	July 11, 2013
Sergio Gonzalez Rivera

/s/Daniel Cahill	Director of Sales, Director	July 11, 2013
Daniel Cahill

EXHIBIT INDEX

(a) Financial Statements and Financial Statement Schedules

1. Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Transition Report
2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto

Exhibit	Description
3.1	Articles of Incorporation*
3.2	By-Laws*
21	List of Subsidiaries#
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

* Incorporated by reference to the Company’s Form S-1, filed with the Securities Commission on April 15, 2011, as amended.

  # Filed herewith

CASA Montalvo Holdings, Inc.

(A Development Stage Company)

March 31, 2012

Index to the Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at March 31, 2012 and December 31, 2011	F-3

Statements of Operations for the Three Months Ended March 31, 2012, for the Period from April 4, 2011 (inception) through December 31, 2011, and for the Period from April 4, 2011 (inception) through March 31, 2012	F-4

Statement of Stockholders’ Equity (Deficit) for the Period from April 4, 2011(inception) through March 31, 2012	F-5

Statements of Cash Flows for the Three Months Ended March 31, 2012, for the Period from April 4, 2011 (inception) through December 31, 2011, and for the Period from April 4, 2011 (inception) through March 31, 2012	F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Casa Montalvo Holdings, Inc.

Moorpark, California

We have audited the accompanying balance sheets of Casa Montalvo Holdings, Inc., (the “Company”) as of March 31, 2012 and December 31, 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2012, for the period from April 4, 2011 (inception) through December 31, 2011, and for the period from April 4, 2011 (inception) through March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2012 and December 31, 2011 and the results of its operations and its cash flows for the three months ended March 31, 2012, for the period from April 4, 2011 (inception) through December 31, 2011, and for the period from April 4, 2011 (inception) through March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
July 11, 2013

CASA MONTALVO HOLDINGS, INC.

(A Development Stage Company)

Balance Sheets

	March 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash	$6,905	$1,626
Inventories	37,100	16,100

Total Current Assets	44,005	17,726

TOTAL ASSETS	$44,005	$17,726

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Note payable	$21,000	$-
Accrued expenses	72,975	392
Notes payable - related parties	15,000	-

Total Current Liabilities	108,975	392

LONG-TERM LIABILITIES
Notes payable - related parties, net of current maturities	8,000	11,000

Total Liabilities	116,975	11,392

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock par value $0.001: 25,000,000 shares authorized; 15,328,920 shares issued and outstanding	15,329	15,329
Additional paid-in capital	41,771	41,771
Deficit accumulated during the development stage	(130,070)	(50,766)

Total Stockholders' Equity (Deficit)	(72,970)	6,334

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$44,005	$17,726

See accompanying notes to the financials statements.

CASA MONTALVO HOLDINGS, INC.

(A Development Stage Company)

Statement of Operations

		For the Period From	For the Period From
		April 4, 2011	April 4, 2011
	For the Three Months	(Inception)	(Inception)
	Ended	Through	Through
	March 31, 2012	December 31, 2011	March 31, 2012

SALES	$-	$-	$-

OPERATING EXPENSES
Selling	-	33,224	33,224
Consulting	18,000	-	18,000
Salaries and wages	54,000	7,500	61,500
General and administrative	6,671	9,650	16,321

Total Operating Expenses	78,671	50,374	129,045

LOSS FROM OPERATIONS	(78,671)	(50,374)	(129,045)

OTHER (INCOME) EXPENSE
Interest expense	633	392	1,025

Total Other (Income) Expense	633	392	1,025

LOSS BEFORE INCOME TAXES	(79,304)	(50,766)	(130,070)

Income tax provision	-	-	-

NET LOSS	$(79,304)	$(50,766)	$(130,070)

Net Loss per Common Share
- Basic and diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- Basic and diluted	15,328,920	15,248,330

See accompanying notes to the financials statements.

CASA MONTALVO HOLDINGS, INC.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

For the Period from January 1, 2012 through March 31, 2012

			Additional		Total
	Common stock: $0.001 par value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at inception, April 4, 2011	-	$-	$-	$-	$-

Common stock issued to founders for cash at par value upon formation	14,600,000	14,600			14,600

Common stock issued to founders for services at par value upon formation	600,000	600			600

Common stock issued for cash at $0.325 per share from August 24, 2011 through September 2, 2011	28,920	29	9,371		9,400

Common stock issued for services at $0.325 per share on September 27, 2011	100,000	100	32,400		32,500

Net loss				(50,766)	(50,766)

Balance, December 31, 2011	15,328,920	15,329	41,771	(50,766)	6,334

Net loss				(79,304)	(79,304)

Balance, March 31, 2012	15,328,920	$15,329	$41,771	$(130,070)	$(72,970)

See accompanying notes to the financials statements.

CASA MONTALVO HOLDINGS, INC.

(A Development Stage Company)

Statements of Cash Flows

		For the Period From	For the Period From
		April 4, 2011	April 4, 2011
	For the Three Months	(Inception)	(Inception)
	Ended	Through	Through
	March 31, 2012	December 31, 2011	March 31, 2012

OPERATING ACTIVITIES:
Net Loss	$(79,304)	$(50,766)	$(130,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	33,100	33,100
Changes in operating assets and liabilities:
Inventories	(21,000)	(16,100)	(37,100)
Accrued expenses	72,583	392	72,975

Net Cash Used in Operating Activities	(27,721)	(33,374)	(61,095)

FINANCING ACTIVITIES:
Proceeds from notes payable - related party	12,000	11,000	23,000
Proceeds from notes payable	21,000	-	21,000
Proceeds from sale of common stock	-	24,000	24,000

Net Cash Provided by Financing Activities	33,000	35,000	68,000

NET CHANGE IN CASH	5,279	1,626	6,905

CASH AT BEGINNING OF PERIOD	1,626	-	-

CASH AT END OF PERIOD	$6,905	$1,626	$6,905

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$633	$392	$1,025
Income tax paid	$-	$-	$-

See accompanying notes to the financials statements.

CASA Montalvo Holdings, Inc.

(A Development Stage Company)

March 31, 2012

Notes to the Financial Statements

Note 1 - Organization and Operations

CASA Montalvo Holdings, Inc.

CASA Montalvo Holdings, Inc., a development stage company, (“Casa” or the “Company”) was incorporated on April 4, 2011 under the laws of the State of California. The Company develops, markets and/or distributes alcoholic beverages, primarily in the United States.

Montalvo Imports LLC

On August 9, 2012, the company formed Montalvo Imports LLC (“Imports”) under the laws of the State of Delaware.  The LLC, of which the Company is the sole member, was formed to provide the same services as the Company.

On December 21, 2012, in association with the entering into and consummation of, the Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Advanced Cloud Storage, Inc., the Board of Directors of the Company (the “Board”) approved a change in the Company’s fiscal year end from December 31 to March 31. As a result of this change, the Company is filing a Transition Report on Form 10-K for the three-month transition period ended March 31, 2012.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company has recognized some nominal amount of revenue since inception, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful life of office equipment; expected term of share options and similar instruments, expected volatility of the entity’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s); income tax rate, income tax provision, deferred tax assets, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate its fair value because of the short maturity of this instrument.

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

There was no inventory obsolescence at March 31, 2012.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the three months ended March 31, 2012 or for the period from April 4, 2011 (inception) through December 31, 2011.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

There were no potentially outstanding dilutive common shares for the interim period ended March 31, 2012 or for the period from April 4, 2011 (inception) through December 31, 2011.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Financial Condition

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at March 31, 2012, a net loss and net cash used in operating activities for the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Notes Payable

On January 13, 2012, an independent third party loaned the Company $5,000 in the form of a promissory note. The Note is due on January 13, 2013 and bears interest at 8% per annum.

On January 18, 2012, an independent third party loaned the Company $3,000 in the form of a promissory note. The Note is due on January 18, 2013 and bears interest at 8% per annum.

On January 19, 2012, an independent third party loaned the Company $3,000 in the form of a promissory note. The Note is due on January 19, 2013 and bears interest at 8% per annum.

On January 20, 2012, an independent third party loaned the Company $10,000 in the form of a promissory note. The Note is due on January 20, 2013 and bears interest at 8% per annum.

Notes payable consist of the following:

March 31, 2012

Note payable with interest at 8% per annum, with principal and interest due on January 13, 2013	5,000

Note payable with interest at 8% per annum, with principal and interest due on January 18, 2013	3,000

Note payable with interest at 8% per annum, with principal and interest due on January 19, 2013	3,000

Note payable with interest at 8% per annum, with principal and interest due on January 20, 2013	10,000

$21,000

Note 5 – Notes Payable – Related Parties

On June 6, 2011 the Chief Executive Officer of the Company, loaned the Company $1,000 in the form of a promissory note. The Note is due on June 6, 2013 and bears interest at 8% per annum.

On June 21, 2011 a significant stockholder of the Company, loaned the Company $10,000 in the form of a promissory note. The Note is due on June 21, 2013 and bears interest at 8% per annum.

On January 3, 2012 a stockholder of the Company, loaned the Company $2,000 in the form of a promissory note. The Note is due on January 20, 2013 and bears interest at 8% per annum.

On January 20, 2012 a significant stockholder of the Company, loaned the Company $2,000 in the form of a promissory note. The Note is due on January 20, 2014 and bears interest at 8% per annum.

On March 1, 2012 a significant stockholder of the Company, loaned the Company $2,000 in the form of a promissory note. The Note is due on March 1, 2013 and bears interest at 8% per annum.

On March 23, 2012 a significant stockholder of the Company, loaned the Company $6,000 in the form of a promissory note. The Note is due on March 23, 2014 and bears interest at 8% per annum.

Notes payable – related parties at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011

Note payable, issued June 6, 2011, with interest at 8% per annum, with principal and interest due on June 6, 2013	$1,000	$1,000

Note payable, issued June 21, 2011, with interest at 8% per annum, with principal and interest due on June 21, 2013	10,000	10,000

Note payable, issued January 3, 2012, with interest at 8% per annum, with principal and interest due on January 20, 2013	2,000	-

Note payable, issued January 20, 2012, with interest at 8% per annum, with principal and interest due on January 20, 2014	2,000	-

Note payable, issued March 1, 2012, with interest at 8% per annum, with principal and interest due on March 31, 2013	2,000	-

Note payable, issued March 23, 2012, with interest at 8% per annum, with principal and interest due on March 23, 2014	6,000	-

	23,000	11,000

Long-term portion	(8,000)	(11,000)

Notes payable – related parties	$15,000	$-

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Alex Viecco	Chief Executive Officer and significant stockholder of the Company

Point Loma Capital, Inc.	An entity owned and controlled by a significant stockholder of the Company

CMFD Group, LLC	An entity owned and controlled by a significant stockholder of the Company

Chris Ursitti	A stockholder of the Company

Note 7 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is One Million (1,000,000) shares of which One Million (1,000,000) shares shall be Common Stock, par value $0.001 per share.

Amendment to the Certificate of Incorporation

In April 2011, the Company filed a Certificate of Amendment of Articles of Incorporation and changed its total number of common shares which the Company is authorized to issue from One Million (1,000,000), par value $0.001 per share, to Twenty-Five Million (25,000,000) shares, par value $0.001 per share.

Common Stock

Upon formation the Company issued to the Company’s founders 14,600,000 shares of its common stock valued at par, or $14,600.

Sale of Common Stock

From August 24, 2011 through September 2, 2011 the Company issued 28,920 shares of its common stock at $0.325 per share, or $9,400 to four individuals.

Issuance of Common Stock for Obtaining Employee Services

Upon formation the Company issued to certain of the Company’s founders 600,000 shares of its common stock valued at par, or $600.

Issuance of Common Stock to Parties Other Than Employees for Acquiring Goods or Services

On September 27, 2011 the Company issued 100,000 shares of its common stock for services, valued at $32,500 on the date of issuance.

Note 8 – Income Tax Provision

Deferred Tax Assets

At March 31, 2012, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $130,070 that may be offset against future taxable income through 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $44,224 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $26,963 and $17,260 for the Three Months Ended March 31, 2012 and for the Period from April 4, 2011 (inception) through December 31, 2011, respectively.

Components of deferred tax assets are as follows:

	March 31, 2012	December 31, 2011
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	44,224	17,260

Less valuation allowance	(44,224)	(17,260)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the Three Months Ended March 31, 2012	For the Period from April 4, 2011 (inception) through December 31, 2011

Federal statutory income tax rate	34.0	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Tax Returns Remaining subject to IRS Audits

The corporation income tax returns for the Period from April 4, 2011 (inception) through March 31, 2012 was not yet filed. The corporation income tax returns for the Period from April 4, 2011 (inception) through March 31, 2012 will remain subject to audit under the statute of limitations by the Internal Revenue Service for a period of three (3) years from the date they are filed.

Note 9 – Commitments and Contingencies

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

Note 10 – Subsequent Events

The Company evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were reportable subsequent events to be disclosed as follows:

Sale of Common Stock

On July 9, 2012 the Company issued 15,384 shares of its common stock at $0.325 per share, or $5,000 to two individuals.

On July 20, 2012 the Company issued 15,384 shares of its common stock at $0.325 per share, or $5,000 to two individuals.

On December 17, 2012, the Company issued 3,500,312 shares of its common stock for services, valued at $1,137,601 on the date of issue, to 12 individuals, including the Chief Executive Officer, the President, the Chief Financial Officer, a Director, and a significant stockholder of the Company.

On December 17, 2012, the Company issued 58,462 shares of its common stock, at $0.325 per share, for the conversion of $19,000 in promissory notes.

Financing

On October 7, 2012, an independent third party, loaned the Company $5,000 in the form of a promissory note. The Note is due on October 10, 2013 and bears interest at 8% per annum.

On May 7, 2012, the Chief Executive Officer of the Company, loaned the Company $2,000 in the form of a promissory note. The Note is due on May 7, 2014 and bears interest at 8% per annum.

On July 2, 2012, an independent third party, loaned the Company $5,000 in the form of a promissory note. The Note is due on July 2, 2013 and bears interest at 8% per annum.

On November 20, 2012, an independent third party, loaned the Company $1,000 in the form of a promissory note. The Note is due on November 20, 2013 and bears interest at 8% per annum.

On November 20, 2012, an independent third party, loaned the Company $1,000 in the form of a promissory note. The Note is due on November 20, 2013 and bears interest at 8% per annum.

Exclusive Master Distribution Agreement

On August 23, 2012 the Company entered into a distribution agreement with Destiladora Huerta Real, S.A. de C.V. (“Huerta”), whose officers are the President and Chief Operating Officer of the Company. The agreement is for Montalvo Imports to be the exclusive distributor of certain tequilas produced by Huerta. LLC shall pay Huerta its delivered cost plus taxes and 0.5% (1/2%) for the product; with 50% payment due with the order and the balance 90 days from the date of delivery. The agreement has a term of three years commencing on the date that Imports receives approval of its Federal Basic Wholesalers Permit from the U.S. Alcohol and Tobacco Tax and Trade Bureau and continue in effect until either party gives notice 12 months in advance.

Huerta also agrees to begin the transfer of the ownership of the brands and marks upon Imports receiving a minimum of $250,000 in equity investment or Imports placing an aggregate of $250,000 in orders.

The Company issued a 5% promissory note for the purchase of $320,000 of inventories, which are included in the consolidated balance sheet.

