Form 10-K
period 2013-03-31
Montalvo Spirits, Inc.
filed 2013-07-15
CIK 1518238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C .   20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes  ☐     No   ☒

As of July 15, 2013, there were 67,112,512 shares of common stock of the registrant issued and outstanding.

The aggregate market value of the voting stock held on March 31, 2013 by non-affiliates of the registrant was $0.00 based on the closing price of $0.00 per share as reported on the OTC Bulletin Board on September 30, 2012 the last business day of the registrant's most recently completed fiscal second quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are "affiliates" of the registrant for purposes of the federal securities laws).

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should,” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

References in this Annual Report on Form 10-K (the “Annual Report”) to “we”, “us,” “our,” “Registrant,” “the Company,” “Montalvo” mean Montalvo Spirits, Inc. and our subsidiaries, unless the context otherwise requires.

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

As of March 31, 2013, we had $23,291 in cash, $16,500 in subscription receivable and inventories of $346,197 totaling $385,988 in assets as compared to $44,005 in total assets for March 31, 2012. The funds available to the Company will not be sufficient to fund the planned operations of the Company. If we do not substantially increase our sales, we will require funding to continue our operations of which there can be no assurance that we will be able to raise funds or that if we do so that they will be on grounds that are favorable to the Company.

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

Available Information

The Company is required to file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Investors may read and copy any document that the Company files, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 450 F Street, N.W., Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors can electronically access the Company’s SEC filings.

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

This Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” or “anticipation” or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those discussed in the forward- looking statements as a result of certain factors, including those set forth below and elsewhere in this Form 10-K.

RISK FACTORS ASSOCIATED WITH OUR BUSINESS

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

For fiscal 2013, non-U.S. operations accounted for none of our revenues but we are dependent upon resources in Mexico for the products we intend to market, distribute and sell. Therefore, gains and losses on the conversion of foreign payments into U.S. dollars could cause fluctuations in our results of operations, and fluctuating exchange rates could cause reduced revenues and/or gross margins from non-U.S. dollar-denominated international sales and inventory purchases. Our ability to acquire spirits and wine and produce and sell our products at favorable prices will also depend in part on the relative strength of the U.S. dollar. We may not be able to hedge against these risks.

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

If we fail to manage growth effectively or prepare for product scalability, it could have an adverse effect on our employee efficiency, product quality, working capital levels and results of operations.

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of March 31, 2013, we had no full time employees outside of our management team. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

Our report from our independent registered public accounting firm for the year ended March 31, 2013 includes an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment. After this offering, future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

RISKS RELATED TO OUR INDUSTRY

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

RISKS RELATED TO THE SECURITIES MARKETS AND INVESTMENTS IN OUR COMMON STOCK

Our Executive Officers and certain stockholders possess the majority of our voting power, and through this ownership, control our Company and our corporate actions.

Our current executive officers and certain large shareholders of the Company, hold approximately 64% of the voting power of the outstanding shares immediately after the Exchange. These officers have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such our executive officers have the power to prevent or cause a change in control; therefore, without his consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officers may give rise to a conflict of interest with the Company and the Company’s shareholders. For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

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

A substantial majority of the outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTCQB). Since the Company has previously indicated in its filings with the Commission that it is a shell company, as that term is defined under the Securities Act, pursuant to Rule 144, shareholders must wait at least one year from the date of the filing of the Form 8-K filed on December 24, 2012 to avail themselves of Rule 144 unless we file a registration statement for the sale of such shares prior thereto. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

The securities issued in connection with the Exchange are restricted securities and may not be transferred in the absence of registration or the availability of a resale exemption.

The shares of common stock being issued in connection with the Exchange are being issued in reliance on an exemption from the registration requirements under Section 4(2) of the Securities Act and Regulation D promulgated thereunder or Regulation S. Consequently, these securities will be subject to restrictions on transfer under the Securities Act and may not be transferred in the absence of registration or the availability of a resale exemption. In particular, in the absence of registration, such securities cannot be resold to the public until certain requirements under Rule 144 promulgated under the Securities Act have been satisfied, including certain holding period requirements. As a result, a purchaser who receives any such securities issued in connection with the Exchange may be unable to sell such securities at the time or at the price or upon such other terms and conditions as the purchaser desires, and the terms of such sale may be less favorable to the purchaser than might be obtainable in the absence of such limitations and restrictions.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS.

Not required for smaller reporting companies.

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

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock was initially traded on the Over The Counter Bulletin Board under the symbol ACSR and was first quoted on October 18, 2011. From February 28, 2013, the Company’s Common Stock has been quoted on the Over The Counter Bulletin Board under the symbol TQLA. The table below sets forth the high and low prices for the Company’s Common Stock for the quarters included within the past two fiscal years. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. Since the Company's common stock trades sporadically, there is not an established active public market for its common stock. No assurance can be given that an active market will exist for the Company's common stock and the Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize its earnings, if any, to finance its future growth, including possible acquisitions.

Quarter ended	High	Low

March 31, 2013	$0	$0
December 31, 2012	$0	$0
September 30, 2012	$0	$0
June 30, 2012	$0	$0
March 31, 2012	$0	$0
December 31, 2011	$0	$0
September 30, 2011	$0	$0

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

Number of Shareholders.

As of March 31, 2013, a total of 66,900,012 shares of the Company’s common stock were outstanding and held by approximately 43 shareholders of record of our common stock. This figure does not reflect the persons or entities that hold their stock in nominee or street name through various brokerage firms . Of this amount, 7,699,964 shares are unrestricted. Approximately 34,887,220 shares are restricted securities held by non-affiliates, and the remaining 24,112,785 shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of March 31, 2013, there were no warrants and no stock options to purchase the Company’s Common Stock outstanding.

Dividends.

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Long-Term Incentive Plans Awards in Last Fiscal Year

None.

Recent Sales of Unregistered Securities.

During the fiscal years ended March 31, 2013, March 30, 2012, and March 31, 2011, the Company issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions:

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

From June 15, 2013 to July 1, 2013, the Company issued 20,000 shares of its Common Stock at $0.50 per share, or $10,000, to two individuals.

On February 12, 2013 the Company sold 12,500 shares of its common stock to one investor at $0.40 per share or $5,000.

Common Shares Issued for Obtaining Advisory Board Services

On March 29, 2013 the Company issued 200,000 shares each to a newly appointed member to the Company’s Board of Advisors. These shares are non-forfeitable and fully vested. These shares were valued at $0.50 per share or $100,000 on the date of grant and were expensed upon issuance.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our selected financial data and our financial statements and the accompanying notes included in this annual report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and under the headings “Risk Factors” and “Forward-Looking Statements.”

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

Additionally, on December 21, 2012, holders of a majority of the Company’s outstanding Common Stock voted to amend the Company’s Articles of Incorporation to: (i) change its name to Montalvo Spirits, Inc.; (ii) increase the number of its authorized shares of capital stock from 75,000,000 shares to 310,000,000 consisting of (a) 300,000,000 shares were designated as Common Stock and (b) 10,000,000 shares were designated as blank check preferred stock., and (iii) effectuate a forward split on a 1:32.4552 basis.

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

To achieve our goal of building a distinctive portfolio of premium craft spirits, we seek to:

•	grow revenues by securing additional independent distributors for Montalvo Tequila in multiple states in the U.S. and potentially in additional countries internationally and by targeted marketing activities. We anticipate such marketing activities will require the Company to expend approximately $750,000. As the independent distributors are generally large, well-recognized companies, the Company feels that accounts receivable financing should be available, though it may not be on favorable terms. We anticipate that increased sales revenues from Montalvo Tequila will contribute to improving our cash flow and provide additional liquidity from operations. The Company may require additional financing through private placements or issuance of notes payable, and there is no assurance that such financing will be available. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected.

•	explore the potential of developing or acquiring new or existing brands by identifying attractive acquisition candidates, entering into negotiations and reaching agreements with these candidates and obtaining financing to acquire such brands. We estimate we will expend $15,000 to identify brands that are potential acquisition targets and $25,000 discussing and negotiating acquisition terms and drafting preliminary agreements; the funding required to acquire a potential target is too speculative to estimate. We intend to finance our brand acquisitions through a combination of third party financing and, in appropriate circumstances, the further issuance of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, and could cause substantial fluctuations in our quarterly and yearly operating results. Also, the pursuit of acquisitions and other new business relationships may require significant management attention. We may not be able to successfully identify attractive acquisition candidates, obtain financing on favorable terms or complete these types of transactions in a timely manner and on terms acceptable to us, if at all.

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

RESULTS OF OPERATIONS

Year ended March 31, 2013 compared to year ended March 31, 2012

Net Sales: For the year ended March 31, 2013, net sales were approximately $28,800 compared to zero net sales for the year ended March 31, 2012. The increase is a result of the Company's limited launch of sales of inventory acquired through the Exclusive Worldwide Distribution Agreement with Destilidora Huerta Real, S.A. de C.V., the producers of Montalvo Tequila.

Gross Margin: Gross margin (loss) for the year ended March 31, 2013, was approximately $16,785 or 58.2% of net sales compared to zero gross margin of approximately $0 for the year ended March 31, 2012. This increase in gross margin is attributable to the limited launch of Montalvo Tequila described above. Margin has also been maintained by the Company’s premium product selling strategy implemented by the company that targets premium price points, targeted non-price discounting promotion for its products and low overhead.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the year ended March 31, 2013 amounted to approximately $1,636,953 compared to approximately $129,045 for the same period of the prior year, an increase of approximately $1,447,953. The increase was attributable to a $1,461,101 stock based compensation expense the Company recorded based on shares of Casa Montalvo Holdings, Inc. that were issued immediately prior to the Share Exchange.

Interest expense: Interest expense for the year ended March 31, 2013 was approximately $4,159 compared to $1,025 for the same period last year, a net increase of $3,134 or 305%.  This increase is predominantly due to the issuance of additional promissory notes as compared to prior year.

Net income (loss): The above resulted in a net loss before income tax of $1,624,327 for the year ended March 31, 2013 compared to a net loss before income tax of $130,070 for the year ended March 31, 2012.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Our accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of March 31, 2013, the Company has a shareholders' equity deficit of approximately $328,932 compared with a deficit of approximately $72,970 at March 31, 2012, and has incurred significant operating losses and negative cash flows since inception. For the year ended March 31, 2013, the Company sustained a net loss before income tax of $1,624,327 compared to a net loss before income tax of $130,070 for the year ended March 31, 2012 and used cash of approximately $69,264 in operating activities for the year ended March 31, 2013 compared with approximately $61,095 for the year ended March 31, 2012. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

We will need to continue to manage carefully our working capital and our business decisions will continue to be influenced by our working capital requirements.

Net Cash used in Operating Activities: Net cash used in operating activities for the year ended March 31, 2013 was approximately $69,264, primarily from our loss of approximately $1,620,168 net with non-cash activities of $317,462 including an increase in accrued liabilities and an adjustment based on the reverse merger, and $1,237,601 stock based compensation.  Changes in operating assets, liabilities and sundry and other non-cash activities were $75,339. We have to date funded our operations predominantly through loans from shareholders, officers and investors and additionally through the issuance of our common stock as payment for outstanding obligations.

Net Cash provided by Financing Activities: Net cash provided by financing activities for the year ended March 31, 2013 was approximately $85,650 primarily from sale of common stock of $88,500 and a net repayment of notes payable of $3,000.

GOING CONCERN

We have incurred losses from operations of $1,754,397 and have had limited revenues from operations through the period ended March 31, 2013. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management is planning to raise necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or in further developing its operations

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2013, there were no off balance sheet arrangements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2013, cash and cash equivalents include cash on hand and cash in the bank.

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

At March 31, 2013, property and equipment consisted of office equipment purchased during the period.

Impairment of Long-Lived Assets

Long-Lived Assets, such as property, plant, and equipment and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any goodwill or other intangible assets are tested at least annually for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets as of March 31, 2013.

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

ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2013, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks located in California. The Federal Depository Insurance Corporation (“FDIC”) insures accounts at each institution up to $100,000. At March 31, 2013, the Company’s cash accounts were below the insured limit.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. The Company does not have any options, warrants or other common stock equivalents outstanding as of March 31, 2013.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the year ended March 31, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates on foreign currencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 appears after the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On August 2, 2012, the Company dismissed its independent registered public accounting firm, Seale and Beers, CPAs (“Seale and Beers”).

The reports of Seale and Beers for each of the years ended March 31, 2012 and March 31, 2011 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than going concern.

The decision to change accountants was approved by the Company’s board of directors on August 2, 2012, and on such date Li & Company, PC (“Li”) was engaged as the Company’s new independent registered public accountants.  During the two most recent years or any subsequent interim period prior to engaging Li, the Company did not consult Li regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event in connection with its report on the Company’s financial statements.

During the Company's two most recent fiscal years and any subsequent interim period preceding August 2, 2012, the date of dismissal of Seale and Beers, there were no disagreements with Seale and Beers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Seale and Beers, would have caused it to make reference to the matter in connection with its reports. There were no "reportable events" within the two most recent years and any subsequent interim period preceding the dismissal of Seale and Beers in connection with its report on the Company’s financial statements.

On August 2, 2012, the Company engaged Li as its new independent certified public accounting firm to audit the Company’s financial statements March 31, 2013. During the two most recent years or any subsequent interim period prior to engaging Li, the Registrant did not consult such firm regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant’s financial statements or (ii) any matter that was either the subject of a disagreement or event identified in response to (a)(1)(iv) of Item 304 of Regulation S-K, or a reportable event as that term is used in Item 304(a)(1)(v) of Item 304 of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures which are identified below. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

As of March 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of March 31, 2013, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

 Attestation Report of the Independent Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

ITEM 9B. Other Information

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

The following persons are the directors and executive officers of our company:

Name	Age	Title
Alex Viecco	48	Chief Executive Officer, Director
Carlos Gonzalez Rivera	41	Chief Operating Officer; Chief Financial Officer;
Sergio Gonzalez Rivera	43	President, Director
Daniel Cahill	38	Director of Sales, Director

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

Sergio Gonzalez Rivera , Chief Operating Officer and Director , has served as the President of Casa Montalvo Holdings, Inc. since 2011, prior thereto and from 2005 to the present, Mr. Gonzalez Rivera has served as a Director of Destilidora Huerta Real, S.A. de C.V., a distillery located in Jalisco, Mexico. From a young age, Mr. Gonzalez Rivera began learning from his father and uncles all of the intricacies of the art of producing tequila, from picking the perfect Blue Agave Weber plants, to identifying the best time to harvest the plants to give the best yield. Sergio learned the secret of producing high quality Tequila is combining ancient techniques with modern world trends. His family’s experience in tequila business dates back to his great grandfather and Sergio has worked in a variety of positions in the industry from sales, engineering, product development, customer service and management. Mr. Gonzalez Rivera earned a degree in Business Management, Project Management, Marketing, Innovation and Strategies, Real Estate Business, and Sales from the University of Guadalajara. Mr. Rivera also continued his studies in Systems Engineering in Germany, with a specialization in business and entrepreneurism. The Company believes Mr. Gonzalez Rivera’s distinguished career in the tequila industry and the region, made him ideal for these positions. Mr. Gonzalez Rivera also serves as Councilman of the Municipality of Tequila, Mexico.

Carlos Gonzalez Rivera, President and Director , has served as the Chief Operating of Casa Montalvo Holdings, Inc. since 2011, prior thereto and from 2005 to the present, served as President of Destilidora Huerta Real, S.A. de C.V., a distillery located in Jalisco, Mexico. Mr. Gonzalez Rivera spent many years with his family learning the art of producing tequila. His particular interest was in harvesting the plants and learning their regional attributes and has been recognized by the local farmers as an instrumental representative to ensure fair trade in the region. Mr. Gonzalez Rivera graduated from the University of Guadalajara, Mexico with a degree in Dentistry Medicine in 1994. After further studies and specializing as a dental surgeon, he travelled to the United States to continue his studies in modern dental techniques, where he worked with well-respected dentists in Oxnard, California and Thousand Oaks, California. The Company believes Mr. Rivera’s previous experience operating tequilerias make him an asset to the Company.

Daniel Cahill, Director of Sales and Director , has served as the Director of Sales of Casa Montalvo Holdings, Inc. since 2011, prior thereto and from 2011 to 2012 Mr. Cahill served as the Managing Director of Point Loma Capital, Inc. Prior thereto and from 2001 to 2011, Mr. Cahill served in various positions at Meyers Associates, Aegis Capital and Maxim Group. Throughout his career, he has executed a wide variety of financing transactions as an investment banker to numerous private and publicly traded companies, as well as spending significant time and resources mentoring and developing new advisors on how to build and maintain client relationships. The Company believes Mr. Cahill’s experience in the finance industry would be an asset to the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as the Company’s principal executive officer during the last three completed fiscal years ending March 31, 2013, 2012 and 2011; (ii) each other individual that served as an executive officer of the Company at the conclusion of the fiscal year ended March 31, 2013 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year.

Name and Principal Position	Year	Salary (1)	Bonus	Equity Awards	Option Awards	All Other Compensation	Total
George Frederick	2013	—	—	—	—	—	—
Meyer, President, Secretary, Treasurer	2012	—	—	—	—	—	—
and Chief Executive Officer	2011	—	—	—	—	—	—

Alex Viecco*	2013	72,000	—	187,612	—	—	259,612
	2012	18,000	—	—	—	—	18,000

Carlos Gonzalez Rivera *	2013	72,000	—	187,612	—	—	259,612
	2012	18,000	—	—	—	—	18,000

Sergio Gonzalez Rivera *	2013	72,000	—	187,612	—	—	259,612
	2012	18,000	—	—	—	—	18,000

Daniel P. Cahill *	2013	—	—	120,649	—	—	—
	2012	—	—	—	—	—	—

*Appointed December 21, 2012

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of March 31, 2013:

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
George Frederick Meyer, former	—	—	—	—	—	—	—	—

Alex Viecco, CEO	—	—	—	—	—	—	—	—

Carlos Gonzalez Rivera, COO, CFO	—	—	—	—	—	—	—	—

Sergio Gonzalez Rivera, President	—	—	—	—	—	—	—	—

Daniel Cahill, Director of Sales	—	—	—	—	—	—	—	—

EMPLOYMENT AGREEMENTS

Employment with the President

On January 1, 2012, the Company and Carlos Gonzalez (“CG”), entered into an Employment Agreement (the “Employment Agreement”), to employ CG as the Company’s President. The initial term of employment under the agreement is from January 1, 2012 (the “Effective Date”) until December 31, 2014, unless sooner terminated in accordance with the terms of the Employment Agreement. Pursuant to the Employment Agreement, CG is entitled to a salary of $72,000  per annum for the period beginning on the Effective Date through December 31, 2012. The salary of CG was extended through December 31, 2013.

Employment with the Chief Operating Officer

On January 1, 2012, the Company and Sergio Gonzalez (“SG”), entered into an Employment Agreement (the “Employment Agreement”), to employ CG as the Company’s Chief Operating Officer. The initial term of employment under the agreement is from January 1, 2012 (the “Effective Date”) until December 31, 2014, unless sooner terminated in accordance with the terms of the Employment Agreement. Pursuant to the Employment Agreement, SG is entitled to a salary of $72,000  per annum for the period beginning on the Effective Date through December 31, 2012. The salary of SG was extended through December 31, 2013.

Employment with the Chief Executive Officer

On January 1, 2012, the Company and Alex Viecco (“AV”), entered into an Employment Agreement (the “Employment Agreement”), to employ CG as the Company’s Chief Executive Officer. The initial term of employment under the agreement is from January 1, 2012 (the “Effective Date”) until December 31, 2014, unless sooner terminated in accordance with the terms of the Employment Agreement. Pursuant to the Employment Agreement, AV is entitled to a salary of $72,000 per annum for the period beginning on the Effective Date through December 31, 2012. The salary of AV was extended through December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information relating to the beneficial ownership of the Company's common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of March 31, 2013:

Shareholder	Beneficial Ownership (a)	Percent of Class (b)
Sergio Gonzalez Rivera	8,037,595	12.1%
DPC Consultants, LLC (c)	1,157,741	1.7%
Point Loma Capital, Inc. (d)	10,877,684	16.4%
Carlos Gonzalez Rivera	8,037,595	12.1%
Alex Viecco	8,037,595	12.1%
Charles Duff (e)	12,697,188	19%
All Directors and Executive Officers as a group	24,112,785	36.2%

(1)The address for all officers, directors and beneficial owners is 4236 Laurel Glen Drive, Moorpark, California 93021.

(a) Security ownership is direct unless indicated otherwise. Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and/or information made known to the Company.

(b) Based on 66,700,012 shares of our common stock outstanding as of March 31, 2013.

(c) Daniel Cahill holds voting and dispositive power over DPC Consultants, LLC.

(d) Does not include 1,819,503 shares held by CMFD Group, LLC over which Mr. Duff holds voting and dispositive power.

(e) Includes 10,877,684 shares held by Point Loma Capital, Inc. (“Point Loma”) and 1,819,503 shares held by CMFD Group, LLC (“CMFD”), Charles Duff holds voting and dispositive power over the securities held by Point Loma and CMFD.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

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

ITEM 14. PR INCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audits of our annual financial statements and interim reviews of our financial statements included in our fillings with Securities and Exchange Commission on Form 10-K and 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were approximately:

March, 2013	$10,000
March, 2012	$5,000

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in paragraph (1) were approximately:

March, 2013	$0
March, 2012	$0

We incurred these fees in connection with registration statements and financing transactions. Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

March, 2013	$0
March, 2012	$0

All Other Fees

The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

March 31, 2013	$0
March 31, 2013	$0

ITEM 15 . EXHIBITS

Exhibit	Description
2.1	Agreement and Plan of Share exchange by and among Advanced Cloud Storage, Inc., Casa Montalvo Holdings, Inc. and the shareholders of Casa Montalvo Holdings, Inc., dated December 21, 2012*
3.1	Amended and Restated Articles of Incorporation of the Registrant.*
10.1	Exclusive Master Distribution Agreement*
10.2	Form of Employment Agreement*
10.3	Form of Director Agreement*
21	List of Subsidiaries#
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

* Incorporated by reference to the Company’s Current Form on 8-K, filed with the Securities Commission on December 24, 2012, as amended.

 # Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 15, 2013

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

Signature	Title	Date

/s/ Alex Viecco	Chief Executive Officer, Director	July 15, 2013
Alex Viecco	(Principal Executive Officer)

/s/ Carlos Gonzalez Rivera	Chief Financial Officer, Chief Operating Officer, and Director	July 15, 2013
Carlos Gonzalez Rivera	(Principal Financial Officer)

/s/Sergio Gonzalez Rivera	President, Director	July 15, 2013
Sergio Gonzalez Rivera

/s/Daniel Cahill	Director of Sales, Director	July 15, 2013
Daniel Cahill

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan of Share exchange by and among Advanced Cloud Storage, Inc., Casa Montalvo Holdings, Inc. and the shareholders of Casa Montalvo Holdings, Inc., dated December 21, 2012*
3.1	Amended and Restated Articles of Incorporation of the Registrant.*
10.1	Exclusive Master Distribution Agreement*
10.2	Form of Employment Agreement*
10.3	Form of Director Agreement*
21	List of Subsidiaries#
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

* Incorporated by reference to the Company’s Current Form on 8-K, filed with the Securities Commission on December 24, 2012, as amended.

#Filed Herewith

Montalvo Spirits, Inc.

(Formerly Advanced Cloud Storage, Inc.)

(A Development Stage Company)

March 31, 2013 and 2012

Index to the Consolidated Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at March 31, 2013 and 2012	F-3

Consolidated Statements of Operations for the Fiscal Year ended March 31, 2013, for the period from April 4, 2011 (inception) through March 31, 2012 and for the period from April 4, 2011 (inception) through March 31, 2013	F-4

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from April 4, 2011 (inception) through March 31, 2013	F-5

Consolidated Statements of Cash Flows for the Fiscal Year ended March 31, 2013, for the period from April 4, 2011 (inception) through March 31, 2012 and for the period from April 4, 2011 (inception) through March 31, 2013	F-6

Notes to the Consolidated Financial Statements	F-7

F - 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Montalvo Spirits, Inc.

(Formerly Advanced Cloud Storage, Inc.)

(A Development Stage Company)

Moorpark, California

We have audited the accompanying consolidated balance sheets of Montalvo Spirits, Inc., a development stage company, (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal year then ended, for the period from April 4, 2011 (inception) through March 31, 2012 and for the period from April 4, 2011 (inception) through March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2013 and 2012 and the results of its operations and its cash flows for the fiscal year then ended, for the period from April 4, 2011 (inception) through March 31, 2012 and for the period from April 4, 2011 (inception) through March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the development stage at March 31, 2013 and had a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey

July 15, 2013

F - 2

Montalvo Spirits, Inc.

(Formerly Advanced Cloud Storage, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2013	March 31, 2012

ASSETS
CURRENT ASSETS
Cash	$23,291	$6,905
Subscription Receivable	16,500	-
Inventories	346,197	37,100

Total Current Assets	385,988	44,005

TOTAL ASSETS	$385,988	$44,005

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilites	$353,770	$72,975
Advance from stockholder	150	-
Note payable	15,000	21,000
Current maturities of notes payable - related parties	26,000	15,000

Total Current Liabilities	394,920	108,975

LONG-TERM LIABILITIES
Notes payable - related parties, net of current maturities	320,000	8,000

Total Liabilities	714,920	116,975

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock par value $0.001: 10,000,000 shares authirozied; none issued or outstanding	-	-
Common stock par value $0.001: 300,000,000 shares authorized; 67,112,512 and 15,328,920 shares issued and outstanding respectively	67,113	15,329
Additional paid-in capital	1,258,552	41,771
Deficit accumulated during the development stage	(1,754,397)	(130,070)

Total Stockholders' Equity (Deficit)	(428,732)	(72,970)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$286,188	$44,005

See accompanying notes to the consolidated financials statements.

F - 3

Montalvo Spirits, Inc.

(Formerly Advanced Cloud Storage, Inc.)

(A Development Stage Company)

Consolidated Statements of Operations

		For the Period from	For the Period from
		April 4, 2011	April 4, 2011
	For the Fiscal Year	(Inception)	(Inception)
	Ended	through	through
	March 31, 2013	March 31, 2012	March 31, 2013

SALES	$28,819	$-	$28,819

COST OF GOODS SOLD	12,034	-	12,034

GROSS MARGIN	16,785	-	16,785

OPERATING EXPENSES
Selling expense	58,299	33,224	91,523
Salaries and wages	1,461,101	61,500	1,522,601
Consulting fee	72,000	18,000	90,000
General and administrative	45,553	16,321	61,874

Total Operating Expenses	1,636,953	129,045	1,765,998

LOSS FROM OPERATIONS	(1,620,168)	(129,045)	(1,749,213)

OTHER (INCOME) EXPENSE
Interest expense	4,159	1,025	5,184

Total Other (Income) Expense	4,159	1,025	5,184

LOSS BEFORE INCOME TAX PROVISION	(1,624,327)	(130,070)	(1,754,397)

Income tax provision	-	-	-

NET LOSS	$(1,624,327)	$(130,070)	$(1,754,397)

Net Loss per Common Share
- Basic and diluted	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- Basic and diluted	66,209,841	15,268,589

See accompanying notes to the consolidated financials statements.

F - 4

Montalvo Spirits, Inc.

(Formerly Advanced Cloud Storage, Inc.)

(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)

For the Period from April 4, 2011 (inception) through March 31, 2013

			Additional	Stock	Deficit Accumulated	Total
	Common stock par value $0.001		Paid-In	Subscription	during the	Stockholders'
	Number of Shares	Amount	Capital	Receivable	Development Stage	Equity (Deficit)

Balance at inception,April 4, 2011	-	$-	$-	$-	$-	$-

Common stock issued to founders for cash at par value upon formation	14,600,000	14,600				14,600

Common stock issued to founders for services at par value upon formation	600,000	600				600

Common stock issued for cash at $0.325 per share from August 24, 2011 through September 2, 2011	28,920	29	9,371			9,400

Common stock issued for services at $0.325 per share on September 27, 2011	100,000	100	32,400			32,500

Net loss					(130,070)	(130,070)

Balance at March 31, 2012	15,328,920	15,329	41,771	-	(130,070)	(72,970)

Reverse acqusition adjustment	51,371,092	51,371	1,102,185			1,153,556

Common stock issued for cash at $0.5 per share on December 21, 2012	200,000	200	-	(30,000)		(29,800)

Common stock issued for cash at $0.40 per share on February 12, 2013	12,500	13	4,987			5,000

Common stock issued for services on March 29, 2013	200,000	200	99,800			100,000

Stock subscription receivable collected				30,000		30,000

Forgiveness of debt by stockholder			9,809			9,809

Net loss					(1,624,327)	(1,624,327)

Balance, March 31, 2013	67,112,512	$67,113	$1,258,552	$-	$(1,754,397)	$(428,732)

See accompanying notes to the consolidated financials statements.

F - 5

Montalvo Spirits, Inc.

(Formerly Advanced Cloud Storage, Inc.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

		For the Period from	For the Period from
		April 4, 2011	April 4, 2011
	For the Fiscal Year	(Inception)	(Inception)
	Ended	through	through
	March 31, 2013	March 31, 2012	March 31, 2013

OPERATING ACTIVITIES:
Net Loss	$(1,624,327)	$(130,070)	$(1,754,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	-
Depreciation	-
Stock based compensation	1,237,601	33,100	1,270,701
Changes in operating assets and liabilities:
Inventories	10,903	(37,100)	(26,197)
Accounts payable and accrued liabilites	280,795	72,975	353,770

Net Cash Used in Operating Activities	(95,028)	(61,095)	(156,123)

FINANCING ACTIVITIES:
Cash acquired from the reverse acquisition	25,764	-	25,764
Proceeds from notes payable - related party	3,000	23,000	26,000
Proceeds from notes payable	-	21,000	21,000
Repayment of notes payable	(6,000)	-	(6,000)
Proceeds from sale of common stock	88,500	24,000	112,500
Advanves from stockholder	150	-	150

Net Cash Provided by Financing Activities	111,414	68,000	179,414

NET CHANGE IN CASH	16,386	6,905	23,291

CASH AT BEGINNING OF PERIOD	6,905	-	-

CASH AT END OF PERIOD	$23,291	$6,905	$23,291

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	248	$1,025	$1,273
Income tax paid	-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for a stock subscription receivable	$16,500	$-	$16,500
Note payable issued for inventory	$320,000	$-	$320,000

See accompanying notes to the consolidated financials statements.

F - 6

Montalvo Spirits, Inc.

(Formerly Advanced Cloud Storage, Inc.)

(A Development Stage Company)

March 31, 2013 and 2012

Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

Montalvo Spirits, Inc. (Formerly Advanced Cloud Storage, Inc.)

Advanced Cloud Storage, Inc. (“Advanced Cloud Storage”) was incorporated on November 18, 2010 under the laws of the State of Nevada. The Company intends to market and sell its planed secure online data storage through its’ intended website.

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

CASA Montalvo Holdings, Inc.

CASA Montalvo Holdings, Inc. (“Casa Montalvo”) was incorporated under the laws of the State of California on April 4, 2011. The Company develops, markets and/or distributes alcoholic beverages, primarily in the United States.

Formation of Montalvo Imports LLC

On August 9, 2012, the Company formed Montalvo Imports LLC (“LLC” or “Imports”) under the laws of the State of Delaware.  The LLC, of which the Company is the sole member, was formed to provide the same services as that of the Company.

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

Pursuant to the Agreement, the Registrant agreed to acquire all of the issued and outstanding capital stock of Casa Montalvo in exchange for the issuance of an aggregate 1,817,891 shares (the “Exchange Shares”) of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”). As a result of the Exchange, Casa Montalvo became a wholly-owned subsidiary of the Registrant. Following the consummation of the Exchange, the shareholders of Casa Montalvo will beneficially own approximately eighty-eight and one half percent (88.5%) of the issued and outstanding Common Stock of the Registrant. The parties have taken the actions necessary to provide that the Exchange is treated as a “tax free exchange” under Section 368 of the Internal Revenue Code of 1986, as amended. Pursuant to the terms of the Exchange Agreement, the Registrant’s principal shareholder agreed to retire 10,000,000 shares of the Registrant’s Common Stock. The Exchange Agreement contains customary representations, warranties and covenants of the Registrant and Casa Montalvo for like transactions.

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

F - 7

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The Company's consolidated subsidiary and/or entity is as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

CASA Montalvo Holdings, Inc.	The State of California	April 4, 2011	100%

Montalvo Imports LLC	The State of Delaware	August 9, 2012	100%

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

F - 8

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

F - 9

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

There was no inventory obsolescence for the fiscal year ended March 31, 2013 or for the period from April 4, 2011 through March 31, 2012.

There was no lower of cost or market adjustments for the fiscal year ended March 31, 2013 or for the period from April 4, 2011 through March 31, 2012.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

F - 10

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

F - 11

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

F - 12

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended March 31, 2013 or for the period from April 4, 2011 through March 31, 2012.

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

There were no potentially outstanding dilutive shares for the fiscal year ended March 31, 2013 or for the period from April 4, 2011 through March 31, 2012.

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

F - 13

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

F - 14

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at March 31, 2013, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Notes Payable

Notes payable consist of the following:

	March 31, 2013	March 31, 2012

Note payable, issued January 13, 2012, with interest at 8% per annum, with principal and interest extinguished on January 13, 2013	$-	$5,000

Note payable, issued January 18, 2012, with interest at 8% per annum, with principal and interest extinguished on January 18, 2013	-	3,000

Note payable, issued January 19, 2012, with interest at 8% per annum, with principal and interest extinguished on January 19, 2013	-	3,000

Note payable, issued January 20, 2012, with interest at 8% per annum, with principal and interest extinguished on January 20, 2013	-	10,000

Note payable, issued July 2, 2012, with interest at 8% per annum, with principal and interest extinguished on July 2, 2013 and is currently past due	15,000	-

	$15,000	$21,000

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Alex Viecco	Chief Executive Officer and significant stockholder of the Company

Point Loma Capital, Inc.	An entity owned and controlled by a significant stockholder of the Company

F - 15

Notes payable - Related Parties

Notes payable – related parties consisted of the following:

	March 31, 2013	March 31, 2012

Note payable to Chief Executive officer, issued on June 6, 2011, with interest at 8% per annum, with principal and interest due on June 6, 2013, The note is currently past due.	$1,000	$1,000

Note payable to stockholder, issued on June 21, 2011, with interest at 8% per annum, with principal and interest due on June 21, 2013, The note is currently past due.	10,000	10,000

Note payable to stockholder, issued on January 3, 2012, with interest at 8% per annum, with principal and interest due on January 20, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on January 20, 2012, with interest at 8% per annum, with principal and interest due on January 20, 2014	2,000	2,000

Note payable to stockholder, issued on March 1, 2012, with interest at 8% per annum, with principal and interest due on March 31, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on April 1, 2012, with interest at 8% per annum, with principal and interest due on March 31, 2013, The note is currently past due	2,000	-

Note payable to stockholder, issued on March 23, 2012, with interest at 8% per annum, with principal and interest due on March 23, 2014,	6,000	6,000

Note payable to Destiladora Huerta Real, S.A. de C.V., an entity controlled by the President and Chief Operating Officer, with interest at 5% per annum, with principal and interest due on August 23, 2015	320,000	-

Note payable to a relative of the Chief Executive Officer, issued November 20, 2012, with interest at 8% per annum, with principal and interest due on November 20, 2013	1,000	-

	346,000	23,000

Current maturities of notes payable – related parties	(26,000)	(15,000)

Notes payable – related parties, net of current maturities	$320,000	$8,000

Advances from Stockholder

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Note 6 – Commitments and Contingencies

Financial Advisory Agreement

On January 1, 2012, the Company entered into a financial advisory services agreement (“Agreement”) with CMFD Group, LLC (“CMFD”) for consulting services to be provided as required by the Company. The Agreement requires that CMFD be paid $6,000 per month for one (1) year from date of signing. The sole officer and shareholder of CMFD is a significant stockholder of the Company. The agreement was automatically extended for one (1) year.

Employment with the President

On January 1, 2012, the Company and Carlos Gonzalez (“CG”), entered into an Employment Agreement (the “Employment Agreement”), to employ CG as the Company’s President. The initial term of employment under the agreement is from January 1, 2012 (the “Effective Date”) until December 31, 2014, unless sooner terminated in accordance with the terms and conditions of the Employment Agreement. Pursuant to the Employment Agreement, CG is entitled to a salary of $72,000 per annum for the period beginning on the Effective Date through December 31, 2012. The salary of CG was extended through December 31, 2013.

Employment with the Chief Operating Officer

On January 1, 2012, the Company and Sergio Gonzalez (“SG”), entered into an Employment Agreement (the “Employment Agreement”), to employ CG as the Company’s Chief Operating Officer. The initial term of employment under the agreement is from January 1, 2012 (the “Effective Date”) until December 31, 2014, unless sooner terminated in accordance with the terms of the Employment Agreement. Pursuant to the Employment Agreement, SG is entitled to a salary of $72,000 per annum for the period beginning on the Effective Date through December 31, 2012. The salary of SG was extended through December 31, 2013.

F - 16

Employment with the Chief Executive Officer

On January 1, 2012, the Company and Alex Viecco (“AV”), entered into an Employment Agreement (the “Employment Agreement”), to employ CG as the Company’s Chief Executive Officer. The initial term of employment under the agreement is from January 1, 2012 (the “Effective Date”) until December 31, 2014, unless sooner terminated in accordance with the terms of the Employment Agreement. Pursuant to the Employment Agreement, AV is entitled to a salary of $72,000 per annum for the period beginning on the Effective Date through December 31, 2012. The salary of AV was extended through December 31, 2013.

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

Sale of Common Stock

On December 21, 2012 the Company issued 200,000 shares of its common stock at $0.50 per share for a total of $100,000. $83,500 was received while the remaining $16,500 was recorded as stock subscription receivable, which was received by the Company on April 30, 2013.

On February 12, 2013 the Company sold 12,500 shares of its common stock to one investor at $0.40 per share or $5,000.

Common Shares Issued for Obtaining Advisory Board Services

On March 29, 2013 the Company issued 200,000 shares each to a newly appointed member to the Company’s Board of Advisors. These shares are non-forfeitable and fully vested. These shares were valued at $0.50 per share or $100,000 on the date of grant and were expensed upon issuance.

Note 8 – Income Tax Provision

Deferred Tax Assets

At March 31, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $1,754,397 that may be offset against future taxable income through 2033. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $596,495 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $552,271 and $44,224 for the Fiscal Year ended March 31, 2013 and for the Period from April 4, 2011 (inception) through March 31, 2012, respectively.

Components of deferred tax assets are as follows:

	March 31, 2013	March 31, 2012
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$552,271	$44,224

Less valuation allowance	(552,271)	(44,224)

Deferred tax assets, net of valuation allowance	$-	$-

F - 17

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the Fiscal Year Ended March 31, 2013	For the Period from April 4, 2011 (inception) through March 31, 2012

Federal statutory income tax rate	34.0	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Tax Returns Remaining subject to IRS Audits

The corporation income tax return for the Period from April 4, 2011 (inception) through March 31, 2012 was not yet filed. The corporation income tax return for the Period from April 4, 2011 (inception) through March 31, 2012 will remain subject to audit under the statute of limitations by the Internal Revenue Service for a period of three (3) years from the date they are filed.

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there was a reportable subsequent event to be disclosed.

From June 15, 2013 to July 1, 2013, the Company issued 20,000 shares of its Common Stock at $0.50 per share, or $10,000, to two individuals.

F - 18