Form 10-KT/A
period 2012-03-31
Montalvo Spirits, Inc.
filed 2013-07-16
CIK 1518238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note: The purpose of this Amendment to Montalvo Spirits, Inc.’s Transition Report on Form 10-K/T for the transition period from January 1, 2012 through March 31, 2012, filed with the Securities and Exchange Commission on July 11, 2013 (the “Form 10-K/T”), is to provide the consolidated financial statements and related notes from the Form 10-K/T formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-K/T in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K/T formatted in XBRL. No other changes have been made to the Form 10-K/T.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Additionally, the Registrant revised the Executive Compensation table as set forth in Item 11.

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

Name and Principal Position	Year	Salary (1)	Bonus	Equity Awards	Option Awards	All Other Compensation	Total
George Frederick
Meyer, President,	2013	—	—	—	—	—	—
Secretary, Treasurer	2012	—	—	—	—	—	—
and Chief Executive Officer	2011	—	—	—	—	—	—

Alex Viecco*	2013	72,000	—	187,612	—	—	259,612
	2012	18,000	—	—	—	—	18,000

Carlos Gonzalez Rivera *	2013	72,000	—	187,612	—	—	259,612
	2012	18,000	—	—	—	—	18,000

Sergio Gonzalez Rivera *	2013	72,000	—	187,612	—	—	259,612
	2012	18,000	—	—	—	—	18,000

Daniel P. Cahill *	2013	—	—	120,649	—	—	—
	2012	—	—	—	—	—	—

*Appointed December 21, 2012

ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit index

Exhibit
Number	Description of Exhibits
Exhibit	Description
2.1	Agreement and Plan of Share exchange by and among Advanced Cloud Storage, Inc., Casa Montalvo Holdings, Inc. and the shareholders of Casa Montalvo Holdings, Inc., dated December 21, 2012*

3.1	Amended and Restated Articles of Incorporation of the Registrant.*

10.1	Exclusive Master Distribution Agreement*

10.2	Form of Employment Agreement*

10.3	Form of Director Agreement*

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Incorporated by reference to the Company’s Current Form on 8-K, filed with the Securities Commission on December 24, 2012, as amended.

# These exhibits were previously included or incorporated by reference in Montalvo Spirits, Inc.’s Transition Report on Form 10-K/T for the transition period from January 1, 2012 through March 31, 2012, filed with the Securities and Exchange Commission on July 11, 2013.

**  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONTALVO SPIRITS, INC.
(Registrant)

Date: July 16, 2013

By:/s/ Alex Viecco
Name:	Alex Viecco
Title:	Chief Executive Officer
(Principal Executive Officer)

By:/s/ Carlos Gonzalez Rivera
Name:	Carlos Gonzalez Rivera
Title:	Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
Exhibit	Description
2.1	Agreement and Plan of Share exchange by and among Advanced Cloud Storage, Inc., Casa Montalvo Holdings, Inc. and the shareholders of Casa Montalvo Holdings, Inc., dated December 21, 2012*

3.1	Amended and Restated Articles of Incorporation of the Registrant.*

10.1	Exclusive Master Distribution Agreement*

10.2	Form of Employment Agreement*

10.3	Form of Director Agreement*

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Incorporated by reference to the Company’s Current Form on 8-K, filed with the Securities Commission on December 24, 2012, as amended.

# These exhibits were previously included or incorporated by reference in Montalvo Spirits, Inc.’s Transition Report on Form 10-K/T for the transition period from January 1, 2012 through March 31, 2012, filed with the Securities and Exchange Commission on July 11, 2013.

**  Filed herewith.