Form 10-K/A
period 2013-03-31
Montalvo Spirits, Inc.
filed 2013-07-19
CIK 1518238

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

Explanatory Note: The sole purpose of this Amendment to Montalvo Spirits, Inc.’s Report on Form 10-K for the fiscal year ended March 31, 2013, filed with the Securities and Exchange Commission on July 15, 2013 (the “Form 10-K”), is to provide the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL. No other changes have been made to the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Share exchange by and among Advanced Cloud Storage, Inc., Casa Montalvo Holdings, Inc. and the shareholders of Casa Montalvo Holdings, Inc., dated December 21, 2012*

3.1	Amended and Restated Articles of Incorporation of the Registrant.*

10.1	Exclusive Master Distribution Agreement*

10.2	Form of Employment Agreement*

10.3	Form of Director Agreement*

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Incorporated by reference to the Company’s Current Form on 8-K, filed with the Securities Commission on December 24, 2012, as amended.

 #  These exhibits were previously included or incorporated by reference in Montalvo Spirits, Inc.’s Annual Report on Form 10-K for fiscal year ended March 31, 2013, filed with the Securities and Exchange Commission on July 15, 2013.

**  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONTALVO SPIRITS, INC.
(Registrant)
Date: July 19, 2013

	By:	/s/ Alex Viecco
	Name: Title:	Alex Viecco Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Carlos Gonzalez Rivera
	Name: Title:	Carlos Gonzalez Rivera Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Share exchange by and among Advanced Cloud Storage, Inc., Casa Montalvo Holdings, Inc. and the shareholders of Casa Montalvo Holdings, Inc., dated December 21, 2012*

3.1	Amended and Restated Articles of Incorporation of the Registrant.*

10.1	Exclusive Master Distribution Agreement*

10.2	Form of Employment Agreement*

10.3	Form of Director Agreement*

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Incorporated by reference to the Company’s Current Form on 8-K, filed with the Securities Commission on December 24, 2012, as amended.

 #  These exhibits were previously included or incorporated by reference in Montalvo Spirits, Inc.’s Annual Report on Form 10-K for fiscal year ended March 31, 2013, filed with the Securities and Exchange Commission on July 15, 2013.

**  Filed herewith.