Form 10-K/A
period 2013-03-31
Montalvo Spirits, Inc.
filed 2013-08-13
CIK 1518238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Explanatory Note: Montalvo Spirits, Inc.(the “Registrant”) is filing this Amendment No. 2 to the Form 10-K for the fiscal year ended March 31, 2013, filed with the Securities and Exchange Commission on July 15, 2013 (the “Original Report”) and the amendment to the Original Report filed on July 19, 2013, to correct a typographical error contained in the Balance Sheet and the Consolidated Statement of Stockholders’ Equity (Deficit) in the audited financial statements contained in the Original Report. The Registrant is including the amended, audited financial statements in their entirety in this Amendment No. 2 to the Original Report. No other changes have been made to the Original Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Montalvo Spirits, Inc.

(Formerly Advanced Cloud Storage, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2013	March 31, 2012

ASSETS
CURRENT ASSETS
Cash	$23,291	$6,905
Subscription Receivable	16,500	-
Inventories	346,197	37,100

Total Current Assets	385,988	44,005

TOTAL ASSETS	$385,988	$44,005

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilites	$353,770	$72,975
Advance from stockholder	150	-
Note payable	15,000	21,000
Current maturities of notes payable - related parties	26,000	15,000

Total Current Liabilities	394,920	108,975

LONG-TERM LIABILITIES
Notes payable - related parties, net of current maturities	320,000	8,000

Total Liabilities	714,920	116,975

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock par value $0.001: 10,000,000 shares authirozied;
none issued or outstanding	-	-
Common stock par value $0.001: 300,000,000 shares authorized;
67,112,512 and 15,328,920 shares issued and outstanding respectively	67,113	15,329
Additional paid-in capital	1,358,352	41,771
Deficit accumulated during the development stage	(1,754,397)	(130,070)

Total Stockholders' Equity (Deficit)	(328,932)	(72,970)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$385,988	$44,005

See accompanying notes to the consolidated financials statements.

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

Montalvo Spirits, Inc.

(Formerly Advanced Cloud Storage, Inc.)

(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)

For the Period from April 4, 2011 (inception) through March 31, 2013

			Additional	Stock	Deficit Accumulated	Total
	Common stock par value $0.001		Paid-In	Subscription	during the	Stockholders'
	Number of Shares	Amount	Capital	Receivable	Development Stage	Equity (Deficit)

Balance at inception,April 4, 2011	-	$-	$-	$-	$-	$-

Common stock issued to founders for cash at par value
upon formation	14,600,000	14,600				14,600

Common stock issued to founders for services at par value
upon formation	600,000	600				600

Common stock issued for cash
at $0.325 per share from August 24, 2011
through September 2, 2011	28,920	29	9,371			9,400

Common stock issued for services
at $0.325 per share on September 27, 2011	100,000	100	32,400			32,500

Net loss					(130,070)	(130,070)

Balance at March 31, 2012	15,328,920	15,329	41,771	-	(130,070)	(72,970)

Reverse acqusition adjustment	51,371,092	51,371	1,102,185			1,153,556

Common stock issued for cash
at $0.5 per share on December 21, 2012	200,000	200	99,800	(30,000)		70,000

Common stock issued for cash
at $0.40 per share on February 12, 2013	12,500	13	4,987			5,000

Common stock issued for services on March 29, 2013	200,000	200	99,800			100,000

Stock subscription receivable collected				30,000		30,000

Forgiveness of debt by stockholder			9,809			9,809

Net loss					(1,624,327)	(1,624,327)

Balance, March 31, 2013	67,112,512	$67,113	$1,358,352	$-	$(1,754,397)	$(328,932)

See accompanying notes to the consolidated financials statements.

Montalvo Spirits, Inc.

(Formerly Advanced Cloud Storage, Inc.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

		For the Period from	For the Period from
		April 4, 2011	April 4, 2011
	For the Fiscal Year	(Inception)	(Inception)
	Ended	through	through
	March 31, 2013	March 31, 2012	March 31, 2013

OPERATING ACTIVITIES:
Net Loss	$(1,624,327)	$(130,070)	$(1,754,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	-
Depreciation	-
Stock based compensation	1,237,601	33,100	1,270,701
Changes in operating assets and liabilities:
Inventories	10,903	(37,100)	(26,197)
Accounts payable and accrued liabilites	280,795	72,975	353,770

Net Cash Used in Operating Activities	(95,028)	(61,095)	(156,123)

FINANCING ACTIVITIES:
Cash acquired from the reverse acquisition	25,764	-	25,764
Proceeds from notes payable - related party	3,000	23,000	26,000
Proceeds from notes payable	-	21,000	21,000
Repayment of notes payable	(6,000)	-	(6,000)
Proceeds from sale of common stock	88,500	24,000	112,500
Advances from stockholder	150	-	150

Net Cash Provided by Financing Activities	111,414	68,000	179,414

NET CHANGE IN CASH	16,386	6,905	23,291

CASH AT BEGINNING OF PERIOD	6,905	-	-

CASH AT END OF PERIOD	$23,291	$6,905	$23,291

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	248	$1,025	$1,273
Income tax paid	-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for a stock subscription receivable	$16,500	$-	$16,500
Note payable issued for inventory	$320,000	$-	$320,000

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

Fiscal Year-End

The Company elected March 31 st as its fiscal year ending date.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2) , if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, " Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ". This ASU clarifies that the scope of ASU No. 2011-11, " Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. " applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, " Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. " The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, " Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date ." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, " Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

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

ITEM 15.  EXHIBITS

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
Date: August 13, 2013

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