Form 10-Q
period 2013-06-30
Montalvo Spirits, Inc.
filed 2013-08-19
CIK 1518238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 19, 2013, the Registrant had 67,312,012 shares of common stock issued and outstanding.

Table of Contents

PART I-FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTALVO SPIRITS, INC.
(formerly known as Advanced Cloud Storage, Inc.)
 (A development stage company)

FINANCIAL STATEMENTS

June 30, 2013
(Unaudited)

 Montalvo Spirits, Inc.
 (A Development Stage Company)
 Consolidated Balance Sheets

	June 30, 2013	March 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,806	$23,291
Accounts receivable	24,343	-
Subscription receivable	5,000	16,500
Inventories	329,798	346,197

Total Current Assets	360,947	385,988

TOTAL ASSETS	$360,947	$385,988

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilites	$410,655	$353,770
Advance from stockholder	150	150
Note payable	15,000	15,000
Current maturities of notes payable - related parties	26,000	26,000

Total Current Liabilities	451,805	394,920

LONG-TERM LIABILITIES
Notes payable - related parties, net of current maturities	320,000	320,000

Total Liabilities	771,805	714,920

STOCKHOLDERS' DEFICIT
Preferred stock par value $0.001: 10,000,000 shares authirozied; none issued or outstanding	-	-
Common stock par value $0.001: 300,000,000 shares authorized; 67,122,512 and 67,112,512 shares issued and outstanding, respectively	67,123	67,113
Additional paid-in capital	1,363,342	1,358,352
Deficit accumulated during the development stage	(1,841,323)	(1,754,397)

Total Stockholders' Deficit	(410,858)	(328,932)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$360,947	$385,988

See accompanying notes to the consolidated financials statements.

 Montalvo Spirits, Inc.
 (A Development Stage Company)
Consolidated Statements of Operations

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Period from April 4, 2011 (inception) through June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

SALES	$43,474	$4,099	$72,293

COST OF GOODS SOLD	16,399	1,540	28,433

GROSS MARGIN	27,075	2,559	43,860

OPERATING EXPENSES
Selling expense	23,911	17,446	115,434
Salaries and wages	59,000	54,000	1,581,601
Consulting fees	21,745	18,000	111,745
General and administrative	8,525	741	70,399

Total Operating Expenses	113,181	90,187	1,879,179

LOSS FROM OPERATIONS	(86,106)	(87,628)	(1,835,319)

OTHER (INCOME) EXPENSE
Interest expense	820	890	6,004

Total Other (Income) Expense	820	890	6,004

LOSS BEFORE INCOME TAX PROVISION	(86,926)	(88,518)	(1,841,323)

Income tax provision	-	-	-

NET LOSS	$(86,926)	$(88,518)	$(1,841,323)

Net Loss per Common Share
- Basic and diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- Basic and diluted	67,114,160	15,268,589

See accompanying notes to the consolidated financials statements.

 Montalvo Spirits, Inc.
 (A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from April 4, 2011 (inception) through June 30, 2013
(Unaudited)

	Common stock par value $0.001		Additional Paid-In	Stock Subscription	Deficit Accumulated during the Development	Total Stockholders' Equity
	Number of Shares	Amount	Capital	Receivable	Stage	(Deficit)

Balance at inception,April 4, 2011	-	$-	$-	$-	$-	$-

Common stock issued to founders for cash at par value upon formation	14,600,000	14,600				14,600

Common stock issued to founders for services at par value upon formation	600,000	600				600

Common stock issued for cash at $0.325 per share from August 24, 2011 through September 2, 2011	28,920	29	9,371			9,400

Common stock issued for services at $0.325 per share on September 27, 2011	100,000	100	32,400			32,500

Net loss					(130,070)	(130,070)

Balance at March 31, 2012	15,328,920	15,329	41,771	-	(130,070)	(72,970)

Reverse acqusition adjustment	51,371,092	51,371	1,102,185			1,153,556

Common stock issued for cash at $0.50 per share on December 21, 2012	200,000	200	99,800	(30,000)		70,000

Common stock issued for cash at $0.40 per share on February 12, 2013	12,500	13	4,987			5,000

Common stock issued for services on March 29, 2013	200,000	200	99,800			100,000

Stock subscription receivable collected				30,000		30,000

Forgiveness of debt by stockholder			9,809			9,809

Net loss					(1,624,327)	(1,624,327)

Balance, March 31, 2013	67,112,512	67,113	1,358,352	-	(1,754,397)	(328,932)

Common stock issued for cash at $0.50 per share on June 15, 2013	10,000	10	4,990			5,000

Net loss					(86,926)	(86,926)

Balance, June 30, 2013	67,122,512	$67,123	$1,363,342	$-	$(1,841,323)	$(410,858)

 See accompanying notes to the consolidated financials statements.

 Montalvo Spirits, Inc.
 (A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Period from April 4, 2011 (inception) through June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES:
Net loss	$(86,926)	$(88,518)	$(1,841,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	-	1,270,701
Changes in operating assets and liabilities:
Accounts receivable	(24,343)	-	(24,343)
Inventories	16,399	1,540	(9,798)
Accounts payable and accrued liabilites	56,885	77,941	410,655

Net Cash Used in Operating Activities	(37,985)	(9,037)	(194,108)

FINANCING ACTIVITIES:
Proceeds from subscription receivable	16,500	-	42,264
Proceeds from notes payable - related party	-	2,200	26,000
Proceeds from notes payable	-	-	21,000
Repayment of notes payable	-	-	(6,000)
Proceeds from sale of common stock	-	-	112,500
Advances from stockholder	-	-	150

Net Cash Provided by Financing Activities	16,500	2,200	195,914

NET CHANGE IN CASH	(21,485)	(6,837)	1,806

CASH AT BEGINNING OF PERIOD	23,291	6,905	-

CASH AT END OF PERIOD	$1,806	$68	$1,806

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	820	$890	$2,093
Income tax paid	-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for a stock subscription receivable	$5,000	$-	$21,500
Note payable issued for inventory	$-	$-	$320,000

 See accompanying notes to the consolidated financials statements.

Montalvo Spirits, Inc.
(A Development Stage Company)
June 30, 2013 and 2012
Notes to the Consolidated Financial Statements
(Unaudited)

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended March 31, 2013 and 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 15, 2013.

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

The Company's consolidated subsidiaries are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

CASA Montalvo Holdings, Inc.	California	April 4, 2011	100%

Montalvo Imports LLC	Delaware	August 9, 2012	100%

The consolidated financial statements include all accounts of the Company as of June 30, 2013 and 2012 and for the interim periods then ended.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts.  The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.

The Company does not have any off-balance-sheet credit exposure to its customers.

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

There was no inventory obsolescence for the interim period ended June 30, 2013 or for the fiscal year ended March 31, 2013.

There was no lower of cost or market adjustments for the interim period ended June 30, 2013 or for the fiscal year ended March 31, 2013.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum, or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum, or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2013 or 2012.

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

There were no potentially outstanding dilutive shares for the interim period ended June 30, 2013 or 2012.

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

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at June 30, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Note Payable

Note payable consisted of the following:

	June 30, 2013	March 31, 2013
Note payable, issued July 2, 2012, with interest at 8% per annum, with principal and interest due on July 2, 2013; the note, including all accrued interest, has subsequently been converted	$15,000	$15,000
	$15,000	$15,000

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Alex Viecco	Chief Executive Officer and significant stockholder of the Company

Point Loma Capital, Inc.	An entity owned and controlled by a significant stockholder of the Company

Notes Payable - Related Parties

Notes payable – related parties consisted of the following:

	June 30, 2013	March 31, 2013

Note payable to Chief Executive officer, issued on June 6, 2011, with interest at 8% per annum, with principal and interest due on June 6, 2013, The note is currently past due.	$1,000	$1,000

Note payable to stockholder, issued on June 21, 2011, with interest at 8% per annum, with principal and interest due on June 21, 2013, The note is currently past due.	10,000	10,000

Note payable to stockholder, issued on January 3, 2012, with interest at 8% per annum, with principal and interest due on January 20, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on January 20, 2012, with interest at 8% per annum, with principal and interest due on January 20, 2014.	2,000	2,000

Note payable to stockholder, issued on March 1, 2012, with interest at 8% per annum, with principal and interest due on March 31, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on April 1, 2012, with interest at 8% per annum, with principal and interest due on March 31, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on March 23, 2012, with interest at 8% per annum, with principal and interest due on March 23, 2014,	6,000	6,000

Note payable to Destiladora Huerta Real, S.A. de C.V., an entity controlled by the President and Chief Operating Officer, with interest at 5% per annum, with principal and interest due on August 23, 2015	320,000	320,000

Note payable to a relative of the Chief Executive Officer, issued November 20, 2012, with interest at 8% per annum, with principal and interest due on November 20, 2013	1,000	1,000

	346,000	346,000

Current maturities of notes payable – related parties	(26,000)	(26,000)

Notes payable – related parties, net of current maturities	$320,000	$320,000

Advances from Stockholder

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Note 6 – Commitments and Contingencies

Financial Advisory Agreement

On January 1, 2012, the Company entered into an advisory services agreement (“Agreement”) with CMFD Group, LLC (“CMFD”) for consulting services to be provided as required by the Company. The Agreement requires that CMFD be paid $6,000 per month for one (1) year from date of signing. The sole officer and shareholder of CMFD is a significant stockholder of the Company. The agreement was automatically extended for one (1) year on January 1, 2013.

Employment with the President

On January 1, 2012, the Company and Carlos Gonzalez (“CG”), entered into an Employment Agreement (the “Employment Agreement”), to employ CG as the Company’s President. The initial term of employment under the agreement is from January 1, 2012 (the “Effective Date”) until December 31, 2014, unless sooner terminated in accordance with the terms and conditions of the Employment Agreement. Pursuant to the Employment Agreement, CG is entitled to a salary of $72,000 per annum for the period beginning on the Effective Date through December 31, 2012.  The Agreement with CG was automatically extended for one (1) year on January 1, 2013.

Employment with the Chief Operating Officer

On January 1, 2012, the Company and Sergio Gonzalez (“SG”), entered into an Employment Agreement (the “Employment Agreement”), to employ CG as the Company’s Chief Operating Officer. The initial term of employment under the agreement is from January 1, 2012 (the “Effective Date”) until December 31, 2014, unless sooner terminated in accordance with the terms of the Employment Agreement. Pursuant to the Employment Agreement, SG is entitled to a salary of $72,000 per annum for the period beginning on the Effective Date through December 31, 2012. The Agreement with SG was automatically extended for one (1) year on January 1, 2013.

Employment with the Chief Executive Officer

On January 1, 2012, the Company and Alex Viecco (“AV”), entered into an Employment Agreement (the “Employment Agreement”), to employ CG as the Company’s Chief Executive Officer. The initial term of employment under the agreement is from January 1, 2012 (the “Effective Date”) until December 31, 2014, unless sooner terminated in accordance with the terms of the Employment Agreement. Pursuant to the Employment Agreement, AV is entitled to a salary of $72,000 per annum for the period beginning on the Effective Date through December 31, 2012. The Agreement with AV was automatically extended for one (1) year on January 1, 2013.

Note 7 – Stockholders’ Deficit

Shares Authorized

The total number of shares of common stock which the Company is authorized to issue is Three Hundred Million (300,000,000) shares, par value $0.001 per share..

Common Stock

Immediately prior to the consummation of the Exchange Agreement on December 21, 2012, the Company had 10,237,250 common shares issued and outstanding.

Upon consummation of the Exchange Agreement on December 21, 2012, the then majority stockholders of the Company surrendered 10,000,000 shares of the Company's common stock which was cancelled upon receipt and the Company issued 59,000,016 shares of its common stock pursuant to the terms and conditions of the Exchange Agreement.

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

On June 15, 2013 the Company sold 10,000 shares of its common stock to one investor at $0.05 per share or $5,000. Payment was received by the Company on July 2, 2013.

Common Shares Issued for Obtaining Advisory Board Services

On March 29, 2013 the Company issued 200,000 shares to a newly appointed member of the Company’s Board of Advisors. These shares are fully vested and non-forfeitable.  These shares were valued at $0.50 per share or $100,000 on the date of grant and were expensed upon issuance.

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that the following subsequent events were required to be disclosed::

From July 1, 2013 to August 1, 2013 the Company issued 46,000 shares of its common stock at $0.50 per share, or $23,000, to five (5) individuals.

On July 15, the Company entered into a Conversion and Release Agreement, whereby the Company issued 32,500 shares of its Common Stock in exchange for the cancellation of $16,250 in Notes Payable, including $15,000 in principal plus all accrued interest, or $0.50 per share.

On July 15, 2013 the Company entered into a Contribution Agreement with an individual to provide marketing services for a period of one (1) year for from the date of signing in exchange for 111,000 shares of the Company’s common stock.  These shares are unvested and forfeitable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company is including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and utilize the safe harbor provision of the Private Securities Litigation Reform Act of 1995 regarding any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, examination of historical operating trends, data contained in records and other data available from third parties, but there can be no assurance that the Company’s expectations, beliefs or projections will result, or be achieved, or be accomplished

Results of Operations

For the period ending June 30, 2013 we had sales of $43,474, as compared to sales of $4,099 for the period ending June 30, 2012, an increase of $39,375 or 961%.  This increase is primarily due to the signing of a distribution agreement in Florida and increased marketing efforts in New York and California.

Gross margin increased to $27,075, or 62% of sales for the period ending June 30, 2013 from $2,559, or 62% of sales for the period ending June 30, 2012.

Operating expenses for the three months ended June 30, 2013 totaled $113,181 as compared to expenses of $90,187 from June 30, 2012 resulting in a net operating loss of $86,106. The increase was attributable to the expenses incurred in the acquisition by the Company of Casa Montalvo Holdings, Inc.  Total operating loss for the three months ended June 30, 2013 was $86,106 as compared to $87,628 for the three months ended June 30, 2012.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. With the exception of cash advances from our Officers and Directors, our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year.

As of June 30, 2013, we had $1,806 in cash, $24,343 in accounts receivable, $5,000 in subscription receivable and $329,798 in inventories totaling $360,947 in assets as compared to $385,988 in total assets for March 31, 2013.  The funds available to the Company will not be sufficient to fund the planned operations of the Company.  If we do not substantially increase our sales, we will require funding to continue our operations of which there can be no assurance that we will be able to raise funds or that if we do so that they will be on grounds that are favorable to the Company.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 15, 2013, the Company sold 10,000 shares of Common Stock to a single, accredited investor at $0.50 per share for an aggregate of $5,000.

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
Date: August 19, 2013

By:/s/ Alex Viecco
Name:  Alex Viecco
Title:  Chief Executive Officer
 (Principal Executive Officer)

By:/s/ Carlos Gonzalez Rivera
Name:  Carlos Gonzalez Rivera
Title:  Chief Operating Officer and
Chief Financial Officer
 (Principal Financial Officer)