Form 10-Q/A
period 2013-06-30
Montalvo Spirits, Inc.
filed 2013-09-11
CIK 1518238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q/A (Amendment No. 1)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended June 30, 2013

Commission File Number   333-173537

MONTALVO SPIRITS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-4004890
(State or other jurisdiction of incorporation)	(IRS employer ID Number)

4236 Laurel Glen Drive, Moorpark, California 93021

(Address of principal executive offices and zip code)

(818) 266-9286

Registrant’ telephone number including area code

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 19, 2013, the Registrant had 67,312,012 shares of common stock issued and outstanding.

Explanatory Note: The sole purpose of this Amendment to Montalvo Spirits, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, filed with the Securities and Exchange Commission on August 19, 2013 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibits
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer*

32.1	Section 130 Certification of Chief Executive Officer*

32.2	Section 130 Certification of Chief Financial Officer*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*  These exhibits were previously included or incorporated by reference in Montalvo Spirits, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, filed with the Securities and Exchange Commission on August 19, 2013.

**  Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dates: September 10, 2013

MONTALVO SPIRITS, INC.

By:	/s/ Alex Viecco
Name: Alex Viecco
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Carlos Gonzalez Rivera
Name: Carlos Gonzalez Rivera
Title: Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer *

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer*

32.1	Section 130 Certification of Chief Executive Officer*

32.2	Section 130 Certification of Chief Financial Officer*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*  These exhibits were previously included or incorporated by reference in Montalvo Spirits, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, filed with the Securities and Exchange Commission on July 15, 2013.

**  Filed herewith.