Form 10-K/A
period 2013-03-31
Montalvo Spirits, Inc.
filed 2013-10-21
CIK 1518238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED March 31, 2013

333-173537

Commission File Number

MONTALVO SPIRITS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-4004890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5301 N. Commerce Ave, Suite F, Moorpark, California	93021
(Address of principal executive offices)	(Zip Code)

818-266-9286

(Registrant’s telephone number, including area code)

Securities Registered Pursuant To Section 12(B) of the Act: None

Securities Registered Pursuant To Section 12(G) of the Act:	common stock, par value $0.001 per share
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

Explanatory Note: Montalvo Spirits, Inc. (the “Registrant”) is filing this Amendment No. 3 to the Form 10-K for the fiscal year ended March 31, 2013, filed with the Securities and Exchange Commission on July 15, 2013 (the “Original Report”), and amended by the first amendment filed on July 19, 2013 and by the second amendment filed on August 13 2013, to correct an error contained in the Beneficial Ownership Table under Item 15. Security Ownership of Certain Beneficial Owners, Management, and Related Stockholders matters contained in the Original Report. The Registrant is including the amended, Beneficial Ownership Table in its entirety in this Amendment No. 3 to the Original Report. No other changes have been made to the Original Report or its amendments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth certain information, as of March 31, 2013 (except as otherwise indicated), regarding beneficial ownership of our Common Stock by (i) each person who is known by us to own beneficially more than 5% of the Common Stock, (ii) each of our directors and nominees for director, (iii) each of the Named Executive Officers (as defined below) and (iv) all our directors and executive officers as a group. As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following March 31, 2013. As of March 31, 2013, we had 66,700,012 shares of Common Stock outstanding.

Shareholder	Beneficial Ownership (a)	Percent of Class (b)
Sergio Gonzalez Rivera	8,037,595	12.1%
DPC Consultants, LLC (c)	1,157,741	1.7%
Point Loma Capital, Inc. (d)	10,877,684	16.3%
Carlos Gonzalez Rivera	8,037,595	12.1%
Alex Viecco	8,037,595	12.1%
Charles Duff (e)	12,697,188	19%
Ronald Shoemaker	6,237,295	9.4%
All Directors and Executive Officers as a group	25,270,526	37.9%

(1) The address for all officers, directors and beneficial owners is 5301 N. Commerce Avenue, Suite F, Moorpark, California 93021.

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

(e) Includes 10,877,684 shares held by Point Loma Capital, Inc. (“Point Loma”) and 1,819,503 shares held by CMFD Group, LLC (“CMFD”). Charles Duff holds voting and dispositive power over the securities held by Point Loma and CMFD.

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
Date: October 21, 2013

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