Form 10-Q
period 2013-09-30
Montalvo Spirits, Inc.
filed 2013-11-14
CIK 1518238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2013, the Registrant had 68,145,012 shares of common stock issued and outstanding.

Table of Contents

PART I-FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTALVO SPIRITS, INC.
(formerly known as Advanced Cloud Storage, Inc.)
 (A development stage company)

FINANCIAL STATEMENTS

September 30, 2013
(Unaudited)

Montalvo Spirits, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2013	March 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,104	$23,291
Accounts receivable	41,976	-
Subscription receivable	-	16,500
Inventories	311,060	346,197

Total Current Assets	358,140	385,988

TOTAL ASSETS	$358,140	$385,988

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilites	$464,066	$353,770
Advance from stockholder	850	150
Note payable	-	15,000
Current maturities of notes payable - related parties	26,000	26,000

Total Current Liabilities	490,916	394,920

LONG-TERM LIABILITIES
Notes payable - related parties, net of current maturities	320,000	320,000

Total Liabilities	810,916	714,920

STOCKHOLDERS' DEFICIT
Preferred stock par value $0.001: 10,000,000 shares authirozied;
none issued or outstanding	-	-
Common stock par value $0.001: 300,000,000 shares authorized;
68,025,012 and 67,112,512 shares issued and outstanding, respectively	68,025	67,113
Additional paid-in capital	1,810,690	1,358,352
Deficit accumulated during the development stage	(2,331,491)	(1,754,397)

Total Stockholders' Deficit	(452,776)	(328,932)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$358,140	$385,988

The accompanying notes are an integral part of these financial statements.

Montalvo Spirits, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Six Months Ended September 30, 2013	For the Six Months Ended September 30, 2012	For the Period from April 4, 2011 (inception) through September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES	$50,050	$12,049	$93,524	$16,148	$122,343

COST OF GOODS SOLD	14,291	5,051	30,690	6,591	42,724

GROSS MARGIN	35,759	$6,998	$62,834	$9,557	79,619

OPERATING EXPENSES
Selling expense	50,126	5,448	74,037	22,894	165,560
Salaries and wages - Officers	54,000	54,000	113,000	108,000	1,635,601
Consulting fees	21,008	18,000	42,753	36,000	132,753
General and administrative	98,723	19,171	107,248	19,912	169,122

Total Operating Expenses	223,857	96,619	337,038	186,806	2,103,036

LOSS FROM OPERATIONS	(188,098)	(89,621)	(274,204)	(177,249)	(2,023,417)

OTHER (INCOME) EXPENSE
Financing expense	301,500	-	301,500	-	301,500
Interest expense	570	1,220	1,390	2,110	6,574

Total Other (Income) Expense	302,070	1,220	302,890	2,110	308,074

LOSS BEFORE INCOME TAX PROVISION	(490,168)	(90,841)	(577,094)	(179,359)	(2,331,491)

Income tax provision	-	-	-	-	-

NET LOSS	$(490,168)	$(90,841)	$(577,094)	$(179,359)	$(2,331,491)

Net Loss per Common Share
- Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	67,527,800	59,000,016	67,322,147	59,000,016

The accompanying notes are an integral part of these financial statements.

Montalvo Spirits, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from April 4, 2011 (inception) through September 30, 2013
(Unaudited)

			Additional	Stock	Deficit Accumulated	Total
	Common stock par value $0.001		Paid-In	Subscription	during the	Stockholders'
	Number of Shares	Amount	Capital	Receivable	Development Stage	Equity (Deficit)

Balance at March 31, 2012	59,000,016	$59,000	$(1,900)	$-	$(130,070)	$(72,970)

Reverse acqusition adjustment	7,699,996	7,700	1,145,856			1,153,556

Common stock issued for cash
at $0.50 per share on December 21, 2012	200,000	200	99,800	(30,000)		70,000

Common stock issued for cash
at $0.40 per share on February 12, 2013	12,500	13	4,987			5,000

Common stock issued for services on March 29, 2013	200,000	200	99,800			100,000

Stock subscription receivable collected				30,000		30,000

Forgiveness of debt by stockholder			9,809			9,809

Net loss					(1,624,327)	(1,624,327)

Balance, March 31, 2013	67,112,512	67,113	1,358,352	-	(1,754,397)	(328,932)

Common stock issued for cash
at $0.50 per share on June 15, 2013	10,000	10	4,990			5,000

Common stock issued for cash
at $0.50 per share from July 5, 2013 to August 29, 2013	146,000	146	72,854			73,000

Common stock issued for services on July 15, 2013,
valued at $0.50 per share	111,000	111	55,389			55,500

Common stock issued for notes payable and
accrued interest on July 15, 2013, valued at $0.50 per share	32,500	32	16,218			16,250

Common stock issued for commitment shares
on August 29, 2013, valued at $0.50 per share	603,000	603	300,897			301,500

Common stock issued for cash
at $0.20 per share on September 3, 2013	10,000	10	1,990			2,000

Net loss					(577,094)	(577,094)

Balance, September 30, 2013	68,025,012	$68,025	$1,810,690	$-	$(2,331,491)	$(452,776)

The accompanying notes are an integral part of these financial statements

Montalvo Spirits, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Six Months Ended September 30, 2013	For the Six Months Ended September 30, 2012	For the Period from April 4, 2011 (inception) through June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES:
Net loss	$(577,094)	$(179,359)	$(2,331,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for financing expense	301,500	-	301,500
Stock based compensation	55,500	-	1,326,201
Changes in operating assets and liabilities:
Accounts receivable	(41,976)	-	(41,976)
Inventories	35,137	6,107	8,940
Accounts payable and accrued liabilites	111,546	149,607	465,316

Net Cash Used in Operating Activities	(115,387)	(23,645)	(271,510)

FINANCING ACTIVITIES:
Proceeds from subscription receivable	16,500	-	42,264
Proceeds from notes payable - related party	-	2,200	26,000
Proceeds from notes payable	-	10,000	21,000
Repayment of notes payable	-	-	(6,000)
Proceeds from sale of common stock	80,000	10,000	192,500
Advances from stockholder	700	-	850

Net Cash Provided by Financing Activities	97,200	22,200	276,614

NET CHANGE IN CASH	(18,187)	(1,445)	5,104

CASH AT BEGINNING OF PERIOD	23,291	6,905	-

CASH AT END OF PERIOD	$5,104	$5,460	$5,104

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	1,390	$890	$2,663
Income tax paid	-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for a stock subscription receivable	$-	$-	$16,500
Note payable issued for inventory	$-	$320,000	$320,000
Common stock issued for notes payable and accrued interest	16,250	-	16,250

See accompanying notes to the consolidated financials statements.

Montalvo Spirits, Inc.
 (A Development Stage Company)
September 30, 2013 and 2012
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Operations

Montalvo Spirits, Inc. (Formerly Advanced Cloud Storage, Inc.)

Montalvo Spirits, Inc. (the “Company”) was incorporated on November 18, 2010 under the laws of the State of Nevada as Advanced Cloud Storage, Inc. The Company originally intends to market and sell its planed secure online data storage through its intended website.

Amendment to the Certificate of Incorporation

On December 21, 2012, the holder of a majority of the Company’s outstanding Common Stock voted to amend the Company’s Articles of Incorporation to: (i) change its name to “Montalvo Spirits, Inc.” (the “Company”), (ii) increase the number of its authorized shares of capital stock from 75,000,000 shares to 310,000,000 consisting of (a) 300,000,000 shares were designated as Common Stock and (b) 10,000,000 shares were designated as blank check preferred stock and (iii) effectuate a forward split on a 1:32.4552 basis (“the Amendment”).

CASA Montalvo Holdings, Inc.

CASA Montalvo Holdings, Inc. (“Casa Montalvo”) was incorporated under the laws of the State of California on April 4, 2011. Casa Montalvo develops markets and/or distributes alcoholic beverages, primarily in the United States.

Formation of Montalvo Imports LLC

On August 9, 2012, the Company formed Montalvo Imports LLC (“LLC” or “Imports”) under the laws of the State of Delaware.  The LLC, of which the Company is the sole member, was formed to provide the same services as that of the Company.

Acquisition of CASA Montalvo Treated as a Reverse Acquisition

On December 21, 2012, the Company, entered into and consummated the Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Casa Montalvo and the shareholders of Casa Montalvo (the “Exchange”). Upon consummation of the transactions set forth in the Agreement (the “Closing”), the Registrant adopted the business plan of Casa Montalvo.

Pursuant to the Exchange Agreement, the Company agreed to acquire all of the issued and outstanding capital stock of Casa Montalvo in exchange for the issuance of an aggregate of 59,000,016 post-split (pre-split 1,817,891) shares of the Registrant’s common stock, par value $0.001 per share (the “Exchange Shares”). As a result of the Exchange, Casa Montalvo became a wholly-owned subsidiary of the Registrant.  The shareholders of Casa Montalvo beneficially owned approximately eighty-eight and one half percent (88.5%) of the issued and outstanding Common Stock of the Registrant immediately after the consummation of the Exchange. Pursuant to the terms of the Exchange Agreement, the Registrant’s principal shareholder agreed to retire 10,000,000 shares of the Registrant’s Common Stock.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended March 31, 2013 and 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K, as amended.

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

The consolidated financial statements include all accounts of the Company as of September 30, 2013 and 2012 and for the interim periods then ended.

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

There was no inventory obsolescence for the interim period ended September 30, 2013 or 2012.

There was no lower of cost or market adjustments for the interim period ended September 30, 2013 or 2012.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2013 or 2012.

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

There were no potentially outstanding dilutive shares for the interim period ended September 30, 2013 or 2012.

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

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Note Payable

Note payable consisted of the following:

	September 30, 2013	March 31, 2013

Note payable, issued July 2, 2012, with interest at 8% per annum, with principal and interest due on July 2, 2013; the note, including all accrued interest, has subsequently been converted	$0	$15,000

	$0	$15,000

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Alex Viecco	Chief Executive Officer and significant stockholder of the Company

Point Loma Capital, Inc.	An entity owned and controlled by a significant stockholder of the Company

Notes Payable - Related Parties

Notes payable – related parties consisted of the following:

	September 30, 2013	March 31, 2013

Note payable to Chief Executive officer, issued on June 6, 2011, with interest at 8% per annum, with principal and interest due on June 6, 2013, The note is currently past due.	$1,000	$1,000

Note payable to stockholder, issued on June 21, 2011, with interest at 8% per annum, with principal and interest due on June 21, 2013, The note is currently past due.	10,000	10,000

Note payable to stockholder, issued on January 3, 2012, with interest at 8% per annum, with principal and interest due on January 20, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on January 20, 2012, with interest at 8% per annum, with principal and interest due on January 20, 2014.	2,000	2,000

Note payable to stockholder, issued on March 1, 2012, with interest at 8% per annum, with principal and interest due on March 31, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on April 1, 2012, with interest at 8% per annum, with principal and interest due on March 31, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on March 23, 2012, with interest at 8% per annum, with principal and interest due on March 23, 2014,	6,000	6,000

Note payable to Destiladora Huerta Real, S.A. de C.V., an entity controlled by the President and Chief Operating Officer, with interest at 5% per annum, with principal and interest due on August 23, 2015	320,000	320,000

Note payable to a relative of the Chief Executive Officer, issued November 20, 2012, with interest at 8% per annum, with principal and interest due on November 20, 2013	1,000	1,000

	346,000	346,000

Current maturities of notes payable – related parties	(26,000)	(26,000)

Notes payable – related parties, net of current maturities	$320,000	$320,000

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

Sale of Common Stock

From July 1, 2013 to August 1, 2013, the Company issued 46,000 shares of its common stock at $0.50 per share, or $23,000, to five (5) individuals.

On July 15, 2013, the Company entered into a Conversion and Release Agreement, whereby the Company issued 32,500 shares of its Common Stock in exchange for the cancellation of $16,250 in notes payable, including $15,000 in principal plus all accrued interest, or $0.50 per share.

On July 15, 2013, the Company entered into a Contribution Agreement with an individual to provide marketing services for a period of one (1) year for from the date of signing in exchange for 111,000 shares of the Company’s common stock.  These shares are unvested and forfeitable.

On August 29, 2013, the Company sold 100,000 shares of its common stock to an institutional investor at $0.50 per share or $50,000.

On August 29, 2013, the Company issued 603,000 shares of its common stock to an institutional investor in exchange for the investor committing to purchase up to $10,050,000 of the Company’s common stock over the next 24 months, subject to certain terms and conditions.

On September 3, 2013, the Company issued 10,000 shares of its common stock to one investor at $0.20 per share, or $2,000.

Common Shares Issued for Advisory Board Services

On March 29, 2013, the Company issued 200,000 shares to a newly appointed member of the Company’s Board of Advisors. These shares are fully vested and non-forfeitable.  These shares were valued at $0.50 per share or $100,000 on the date of grant and were expensed upon issuance.

Note 8 – Lincoln Park Purchase Agreement

On August 29, 2013, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), (the “Purchase Agreement”) pursuant to which Lincoln Park agreed to purchase from us up to $10,050,000 of our common stock (subject to certain limitations) from time to time over a twenty-four (24) month period.  Also on August 29, 2013, we entered into a Registration Rights Agreement, or the Registration Rights Agreement, with Lincoln Park, pursuant to which we filed with the SEC the registration statement to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares that have been or may be issued to Lincoln Park under the Purchase Agreement.

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right to sell to and LPC is obligated to purchase up to $10,050,000 in shares of the Company’s Common Stock, subject to certain limitations, from time to time, over the 24 month period commencing on November 7, 2013, the date that the registration statement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Lincoln Park Registration Rights Agreement, was declared effective by the SEC. The Company may, from time to time and at our sole discretion, direct Lincoln Park to purchase shares of our common stock in amounts up to 100,000 shares on any single business day so long as at least one business day has passed since the most recent purchase or up to $500,000 per purchase plus an additional “accelerated amount” under certain circumstances.  There are no trading volume requirements or restrictions under the Purchase Agreement, and we will control the timing and amount of any sales of our common stock to Lincoln Park. The purchase price of the shares that may be sold to Lincoln Park under the Purchase Agreement will be based on the market price of our common stock immediately preceding the time of sale as computed under the Purchase Agreement without any fixed discount; provided that in no event will such shares be sold to Lincoln Park when our closing sale price is less than $0.25 per share, subject to adjustment as provided in the Purchase Agreement. The purchase price per share will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the business days used to compute such price. We may at any time in our sole discretion terminate the Purchase Agreement without fee, penalty or cost upon one business day notice.  Lincoln Park may not assign or transfer its rights and obligations under the Purchase Agreement.

A Current Report on Form 8-K was filed with the SEC on September 3, 2013 with regards to the Purchase Agreement and Registration Rights Agreement with such filing being herein incorporated by reference. A Securities Registration Statement on Form S-1 was filed with the SEC on September 17, 2013 and declared effective by the SEC on November 7, 2013.

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On October 7, 2013 the Company issued 20,000 shares of its common stock to one investor at $0.25 per share, or $5,000.

Common Stock sold pursuant to the Lincoln Park Purchase Agreement

Subsequent to the Current Balance Sheet Date and up to November 13, 2013 (the latest practicable date), a total of 100,000 shares of Common Stock were sold pursuant to the Lincoln Park Purchase Agreement for $24,240, or $0.2424 per share.

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

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 2013. Readers should carefully review the risk factors disclosed in the Form 10-K and other documents filed by the Company with the SEC.

Investors are also advised to refer to the information in our previous filings with the Securities and Exchange Commission (SEC), especially on Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

As used in this report, the terms "Company", "we", "our", "us" and "TQLA" refer to Montalvo Spirits, Inc., a Nevada corporation.

Results of Operations

For the three and six months ending September 30, 2013, respectively, we had sales of $50,050 and $93,524, as compared to sales of $12,049 and $16,148 for the three and six months ending September 30, 2012.  The result is an increase of 315% and 479%, respectively for the three and six months ending September 30, 2013 over the same periods ending September 30, 2012.  This increase is primarily due to the signing of a distribution agreement in Florida and increased marketing efforts in New York and California.

Gross margin increased to $35,759, or 71% of sales and $62,834, or 67% of sales, respectively, for the three and six months ending September 30, 2013 from $6,998, or 58% of sales and $9,557, or 59% of sales for the three and six months ending September 30, 2012.

Operating expenses for the three and six months ended September 30, 2013 totaled $223,857 and $337,038 as compared to expenses of $96,619 and $186,086 from the three and six months ending September 30, 2012. The increase was attributable to the expenses incurred in the acquisition by the Company of Casa Montalvo Holdings, Inc. and increased marketing efforts of the Company.  Total operating loss for the three and six months ended September 30, 2013 was $188,098 and $274,204 as compared to $89,621 and $177,249 for the three and six months ended September 30, 2012.

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

As of September 30, 2013, we had $5,104 in cash, $41,976 in accounts receivable, and $311,060 in inventories totaling $358,140 in assets as compared to $360,947 in total assets for June 30, 2013.  The funds available to the Company will not be sufficient to fund the planned operations of the Company.  If we do not substantially increase our sales, we will require funding to continue our operations of which there can be no assurance that we will be able to raise funds or that if we do so that they will be on grounds that are favorable to the Company.

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

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and is not required to provide the information under this item.

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

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and is not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From July 1, 2013 to August 1, 2013, the Company issued 46,000 shares of its common stock at $0.50 per share, or $23,000, to five (5) individuals.

On July 15, 2013, the Company entered into a Conversion and Release Agreement, whereby the Company issued 32,500 shares of its Common Stock in exchange for the cancellation of $16,250 in notes payable, including $15,000 in principal plus all accrued interest, or $0.50 per share.

On July 15, 2013, the Company entered into a Contribution Agreement with an individual to provide marketing services for a period of one (1) year for from the date of signing in exchange for 111,000 shares of the Company’s common stock.  These shares are unvested and forfeitable.

On August 29, 2013, the Company sold 100,000 shares of its common stock to an institutional investor at $0.50 per share or $50,000 and issued 603,000 shares of its common stock to the investor in exchange for the investor’s commitment to purchase up to $10,050,000 of the Company’s common stock over a 24 month period, subject to certain terms and conditions.

On September 3, 2013, the Company issued 10,000 shares of its common stock to one investor at $0.20 per share, or $2,000.

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
Date: November 14, 2013

By:/s/ Alex Viecco
Name:  Alex Viecco
Title:  Chief Executive Officer
 (Principal Executive Officer)

By:/s/ Carlos Gonzalez Rivera
Name:  Carlos Gonzalez Rivera
Title:  Chief Operating Officer and
Chief Financial Officer
 (Principal Financial Officer and
  Principal Accounting Officer)