Form 10-Q/A
period 2013-09-30
Montalvo Spirits, Inc.
filed 2013-11-19
CIK 1518238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q/A (Amendment No. 1)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended September 30, 2013

Commission File Number   333-173537

MONTALVO SPIRITS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-4004890
(State or other jurisdiction of incorporation)	(IRS employer ID Number)

5301 N. Commerce Avenue, Suite F, Moorpark, California 93021

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

Explanatory Note: The sole purpose of this Amendment to Montalvo Spirits, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, filed with the Securities and Exchange Commission on November 14, 2013 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

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

*  These exhibits were previously included or incorporated by reference in Montalvo Spirits, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, filed with the Securities and Exchange Commission on November 14, 2013.

**  Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dates: November 19, 2013

MONTALVO SPIRITS, INC.

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

*  These exhibits were previously included or incorporated by reference in Montalvo Spirits, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, filed with the Securities and Exchange Commission on November 14, 2013.

**  Filed herewith.