Form 10-Q
period 2013-12-31
Montalvo Spirits, Inc.
filed 2014-02-13
CIK 1518238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013 or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 13, 2014, the Registrant had 68,345,012 shares of common stock issued and outstanding.

-i-

Montalvo Spirits, Inc.
(A Development Stage Company)
December 31, 2013 and 2012
Index to the Consolidated Financial Statements

Page(s)
Consolidated Balance Sheets at December 31, 2013 (Unaudited) and March 31, 2013	1
Consolidated Statements of Operations for the Three Months and Nine Months ended December 31, 2013 and 2012 and for the period from April 4, 2011 (inception) through December 31, 2013 (Unaudited)	2
Consolidated Statement of Stockholders’ Equity (Deficit) for the period from April 4, 2011 (inception) through December 31, 2013	3
Consolidated Statements of Cash Flows for the Nine Months ended December 31, 2013 and 2012 and for the period from April 4, 2011 (inception) through September 30, 2013	4
Notes to the Consolidated Financial Statements (Unaudited)	5

-ii-

Montalvo Spirits, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2013	March 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$11,365	$23,291
Accounts receivable	42,331	-
Subscription receivable	-	16,500
Inventories	305,191	346,197

Total Current Assets	358,887	385,988

TOTAL ASSETS	$358,887	$385,988

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilites	$517,086	$353,770
Advance from stockholder	850	150
Note payable	-	15,000
Current maturities of notes payable - related parties	26,000	26,000

Total Current Liabilities	543,936	394,920

LONG-TERM LIABILITIES
Notes payable - related parties, net of current maturities	320,000	320,000

Total Liabilities	863,936	714,920

STOCKHOLDERS' DEFICIT
Preferred stock par value $0.001: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 300,000,000 shares authorized; 68,345,012 and 67,112,512 shares issued and outstanding, respectively	68,345	67,113
Additional paid-in capital	1,881,010	1,358,352
Deficit accumulated during the development stage	(2,454,404)	(1,754,397)

Total Stockholders' Deficit	(505,049)	(328,932)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$358,887	$385,988

See accompanying notes to the consolidated financials statements.

Montalvo Spirits, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	For the Period from (inception) through
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES	$16,007	$9,323	$109,531	$25,471	$138,350

COST OF GOODS SOLD	5,922	3,353	36,612	9,944	48,646

GROSS MARGIN	10,085	5,970	72,919	15,527	89,704

OPERATING EXPENSES
Selling expense	16,240	11,324	90,277	31,532	181,800
Salaries and wages - Officers	56,000	1,191,601	169,000	1,307,101	1,691,601
Consulting fees	19,200	18,000	61,953	54,000	151,953
General and administrative	41,038	8,748	148,286	23,845	210,160

Total Operating Expenses	132,478	1,229,673	469,516	1,416,478	2,235,514

LOSS FROM OPERATIONS	(122,393)	(1,223,703)	(396,597)	(1,400,951)	(2,145,810)

OTHER (INCOME) EXPENSE
Financing expense	-	-	301,500	-	301,500
Interest expense	520	1,206	1,910	3,316	7,094

Total Other (Income) Expense	520	1,206	303,410	3,316	308,594

LOSS BEFORE INCOME TAX PROVISION			(700,007)	(1,404,267)	(2,454,404)

Income tax provision	-	-	-	-	-

NET LOSS	$(122,913)	$(1,224,909)	$(700,007)	$(1,404,267)	$(2,454,404)

Net Loss per Common Share
- Basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.02)

Weighted average common shares outstanding
- Basic and diluted	67,847,933	59,858,746	67,605,103	59,287,576

See accompanying notes to the consolidated financials statements.

Montalvo Spirits, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from March 31, 2012 through December 31, 2013
(Unaudited)
					Deficit
	Common stock par value $0.001		Additional	Stock	Accumulated during the	Total Stockholders'
	Number of Shares	Amount	Paid-In Capital	Subscription Receivable	Development Stage	Equity (Deficit)

Balance at March 31, 2012	59,000,016	$59,000	$(1,900)	$-	$(130,070)	$(72,970)

Reverse acqusition adjustment	7,699,996	7,700	1,145,856			1,153,556

Common stock issued for cash at $0.50 per share on December 21, 2012	200,000	200	99,800	(30,000)		70,000

Common stock issued for cash at $0.40 per share on February 12, 2013	12,500	13	4,987			5,000

Common stock issued for services on March 29, 2013	200,000	200	99,800			100,000

Stock subscription receivable collected				30,000		30,000

Forgiveness of debt by stockholder			9,809			9,809

Net loss					(1,624,327)	(1,624,327)

Balance, March 31, 2013	67,112,512	67,113	1,358,352	-	(1,754,397)	(328,932)

Common stock issued for cash at $0.50 per share on June 15, 2013	10,000	10	4,990			5,000

Common stock issued for cash at $0.50 per share from July 5, 2013 to August 29, 2013	146,000	146	72,854			73,000

Common stock issued for services on July 15, 2013, valued at $0.50 per share	111,000	111	55,389			55,500

Common stock issued for notes payable and accrued interest on July 15, 2013, valued at $0.50 per share	32,500	32	16,218			16,250

Common stock issued for commitment shares on August 29, 2013, valued at $0.50 per share	603,000	603	300,897			301,500

Common stock issued for cash at $0.20 per share on September 3, 2013	10,000	10	1,990			2,000

Common stock issued for cash at $0.20 per share on Novmber 13, 2013	20,000	20	4,980			5,000

Common stock issued for cash at $0.242 per share on Novmber 13, 2013	100,000	100	24,140			24,240

Common stock issued for cash at $0.234 per share on Novmber 15, 2013	100,000	100	23,300			23,400

Common stock issued for cash at $0.20 per share on December 3, 2013	100,000	100	17,900			18,000

Net loss					(700,007)	(700,007)

Balance, September 30, 2013	68,345,012	$68,345	$1,881,010	$-	$(2,454,404)	$(505,049)

See accompanying notes to the consolidated financials statements.

Montalvo Spirits, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months	For the Period from April 4, 2011
	Ended	Ended	(inception) through
	December 31, 2013	December 31, 2012	December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(700,007)	$(1,404,267)	$(2,454,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for financing expense	301,500	-	301,500
Stock based compensation	55,500	1,137,601	1,326,201
Changes in operating assets and liabilities:
Accounts receivable	(42,331)	-	(42,331)
Inventories	41,006	9,460	14,809
Accounts payable and accrued liabilites	164,566	219,316	518,336

Net Cash Used in Operating Activities	(179,766)	(37,890)	(335,889)

FINANCING ACTIVITIES:
Proceeds from subscription receivable	16,500	-	42,264
Proceeds from notes payable - related party	-	2,200	26,000
Proceeds from notes payable	-	17,000	21,000
Repayment of notes payable	-	-	(6,000)
Proceeds from sale of common stock	150,640	10,000	263,140
Advances from stockholder	700	-	850

Net Cash Provided by Financing Activities	167,840	29,200	347,254

NET CHANGE IN CASH	(11,926)	(8,690)	11,365

CASH AT BEGINNING OF PERIOD	23,291	10,405	-

CASH AT END OF PERIOD	$11,365	$1,715	$11,365

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	1,390	$890	$2,663
Income tax paid	-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for a stock subscription receivable	$-	$-	$16,500
Note payable issued for inventory	$-	$320,000	$320,000
Common stock issued for notes payable and accrued interest		$-	$16,250

See accompanying notes to the consolidated financials statements.

Montalvo Spirits, Inc.
(A Development Stage Company)
December 31, 2013 and 2012
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Operations

Montalvo Spirits, Inc. (Formerly Advanced Cloud Storage, Inc.)

Montalvo Spirits, Inc. (the “Company”) was incorporated on November 18, 2010 under the laws of the State of Nevada under the name of Advanced Cloud Storage, Inc. The Company originally intended to market and sell its planned secure online data storage through its intended website.

Amendment to the Certificate of Incorporation

On December 21, 2012, holders of a majority of the Company’s outstanding Common Stock voted to amend the Company’s Articles of Incorporation to: (i) change its name to “Montalvo Spirits, Inc.” (the “Company”), (ii) increase the number of its authorized shares of capital stock from 75,000,000 shares to 310,000,000 consisting of (a) 300,000,000 shares designated as Common Stock and (b) 10,000,000 shares designated as blank check preferred stock and (iii) effectuate a forward split on a 1:32.4552 basis (“the Amendment”).

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

Pursuant to the Exchange Agreement, the Company agreed to acquire all of the issued and outstanding capital stock of Casa Montalvo in exchange for the issuance of an aggregate for 59,000,016 post-split (pre-split 1,817,891) shares of the Registrant’s common stock, par value $0.001 per share (the “Exchange Shares”). As a result of the Exchange, Casa Montalvo became a wholly-owned subsidiary of the Registrant. The shareholders of Casa Montalvo beneficially owned approximately eighty-eight and one half percent (88.5%) of the issued and outstanding Common Stock of the Registrant immediately after the consummation of the Exchange. Pursuant to the terms of the Exchange Agreement, the Registrant’s principal shareholder agreed to retire 10,000,000 shares of the Registrant’s Common Stock.

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

Note 2 – Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended March 31, 2013 and 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 15, 2013, as amended.

Fiscal Year-End

The Company elected March 31st as its fiscal year ending date.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)
Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)
Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(iii)
Sales returns and allowances: Management’s estimate of sales returns and allowances is based on an analysis of historical returns and allowance activity to establish a baseline reserve level. The Company then evaluates whether there are any underlying product quality or other customer specific issues that require additional specific reserves above the baseline level.

(iv)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The consolidated financial statements include all accounts of the Company as of December 31, 2013 and 2012 and for the interim periods then ended.

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

There was no inventory obsolescence for the interim period ended December 31, 2013 or 2012.

There was no lower of cost or market adjustments for the interim period ended December 31, 2013 or 2012.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private sales, or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

●
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

●
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

●
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

●
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

●
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

●
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

●
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

●
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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2013 or 2012.

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

There were no potentially outstanding dilutive shares for the interim period ended December 31, 2013 or 2012.

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

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Note Payable

Note payable consisted of the following:
	December 31, 2013	March 31, 2013
Note payable, issued July 2, 2012, with interest at 8% per annum, with principal and interest due on July 2, 2013; the note, including all accrued interest, converted to common stock on July 15, 2013	$ -	$15,000

	$-	$15,000

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Alex Viecco	Chief Executive Officer and significant stockholder of the Company

Point Loma Capital, Inc.	An entity owned and controlled by a significant stockholder of the Company

Notes Payable - Related Parties

Notes payable – related parties consisted of the following:

	December 31, 2013	March 31, 2013
Note payable to Chief Executive officer, issued on June 6, 2011, with interest at 8% per annum, with principal and interest due on June 6, 2013, The note is currently past due.	$1,000	$1,000

Note payable to stockholder, issued on June 21, 2011, with interest at 8% per annum, with principal and interest due on June 21, 2013, The note is currently past due.	10,000	10,000

Note payable to stockholder, issued on January 3, 2012, with interest at 8% per annum, with principal and interest due on January 20, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on January 20, 2012, with interest at 8% per annum, with principal and interest due on January 20, 2014, The note is currently past due.	2,000	2,000

Note payable to stockholder, issued on March 1, 2012, with interest at 8% per annum, with principal and interest due on March 31, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on April 1, 2012, with interest at 8% per annum, with principal and interest due on March 31, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on March 23, 2012, with interest at 8% per annum, with principal and interest due on March 23, 2014.	6,000	6,000

Note payable to Destiladora Huerta Real, S.A. de C.V., an entity controlled by the President and Chief Operating Officer, with interest at 5% per annum, with principal and interest due on August 23, 2015	320,000	320,000

Note payable to a relative of the Chief Executive Officer, issued November 20, 2012, with interest at 8% per annum, with principal and interest due on November 20, 2013, The note is currently past due	1,000	1,000

	346,000	346,000

Current maturities of notes payable – related parties	(26,000)	(26,000)

Notes payable – related parties, net of current maturities	$320,000	$320,000

Advances from Stockholder

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Note 6 – Stockholders’ Deficit

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

On July 15, the Company entered into a Conversion and Release Agreement, whereby the Company issued 32,500 shares of its Common Stock in exchange for the cancellation of $16,250 in notes payable, including $15,000 in principal plus accrued interest of $1,250, at $0.50 per share.

On July 15, 2013 the Company entered into a Contribution Agreement with an individual to provide marketing services for a period of one (1) year for from the date of signing in exchange for 111,000 shares of the Company’s common stock.  These shares are  fully vested and non-forfeitable.

On August 29, 2013 the Company sold 100,000 shares of its common stock to an institutional investor at $0.50 per share or $50,000.

On August 29, 2013 the Company issued 603,000 shares of its common stock to an institutional investor in exchange for the investor committing to purchase up to $10,050,000 of the Company’s common stock over the next 24 months, subject to certain terms and conditions.  These shares are fully vested and non-forfeitable.

On September 3, 2013 the Company issued 10,000 shares of its common stock to one investor at $0.20, or $2,000.

On November 13, 2013 the Company issued 20,000 shares of its common stock to one investor at $0.20, or $5,000.

On November 13, 2013 the Company sold 100,000 shares of its common stock to an institutional investor at $0.242 per share or $24,200.

On November 15, 2013 the Company sold 100,000 shares of its common stock to an institutional investor at $0.234 per share or $23,400

On December 3, 2013 the Company sold 100,000 shares of its common stock to an institutional investor at $0.180 per share or $18,000.

Common Shares Issued for Advisory Board Services

On March 29, 2013 the Company issued 200,000 shares to a newly appointed member of the Company’s Board of Advisors. These shares are fully vested and non-forfeitable.  These shares were valued at $0.50 per share or $100,000 on the date of grant and were expensed upon issuance.

Note 7 – Lincoln Park Purchase Agreement

On August 29, 2013, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park or LPC”), (the “Purchase Agreement”) pursuant to which Lincoln Park agreed to purchase up to $10,050,000 of Company common stock (subject to certain limitations) from time to time over a twenty-four (24) month period.  Also on August 29, 2013, Montalvo entered into a Registration Rights Agreement, (the “Registration Rights Agreement”), with Lincoln Park, in which Montalvo filed with the SEC the registration statement to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares that have been or may be issued to Lincoln Park under the Purchase Agreement.

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right to sell to and LPC is obligated to purchase up to $10,050,000 in shares of the Company’s Common Stock, subject to certain limitations, from time to time, over the 24 month period commencing on November 7, 2013, the date that the registration statement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Lincoln Park Registration Rights Agreement, was declared effective by the SEC. The Company may, from time to time and at its’ sole discretion, direct Lincoln Park to purchase shares of Company common stock in amounts up to 100,000 shares on any single business day so long as at least one business day has passed since the most recent purchase or up to $500,000 per purchase plus an additional “accelerated amount” under certain circumstances.  There are no trading volume requirements or restrictions under the Purchase Agreement, and Montalvo will control the timing and amount of any sales of common stock to Lincoln Park. The purchase price of the shares that may be sold to Lincoln Park under the Purchase Agreement will be based on the market price of our common stock immediately preceding the time of sale as computed under the Purchase Agreement without any fixed discount; provided that in no event will such shares be sold to Lincoln Park when the closing sale price is less than $0.25 per share, subject to adjustment as provided in the Purchase Agreement. The purchase price per share will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the business days used to compute such price. The Company may at any time in its’ sole discretion terminate the Purchase Agreement without fee, penalty or cost upon one business day notice.  Lincoln Park may not assign or transfer its rights and obligations under the Purchase Agreement.

On November 13, 2013 the Company sold 100,000 shares of common stock to Lincoln Park at $0.242 per share or $24,200.  On November 15, 2013 the Company sold 100,000 shares of its common stock to Lincoln Park at $0.234 per share or $23,400.  On December 3, 2013 the Company sold 100,000 shares of its common stock to Lincoln Park at $0.180 per share or $18,000.

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no certain reportable subsequent events to be disclosed.

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

Results of Operations

For the three and nine months ending December 31, 2013, respectively, we had sales of $16,007 and $109,531, as compared to sales of $9,323 and $25,471 for the three and nine months ending December 31, 2012.  The result is an increase of 72% and 330%, respectively for the three and six months ending September 30, 2013 over the same periods ending December 31, 2012.  This increase is primarily due to the signing of distribution agreements in Florida and Arizona and increased marketing efforts in New York and California.

Gross margin increased to $10,085, or  63% of sales and $72,919, or 67%, respectively, for the three and nine months ending December 31, 2013 from $5,970, or  64% of sales and $15,527, or 61% of sales for the three and nine months ending December 31, 2012.

Operating expenses for the three and nine months ended December 31, 2013 totaled $132,478 and $469,516 as compared to expenses of $1,229,673 and $1,416,478 from the three and nine months ending Decmeber 31, 2012. The decrease was attributable to the expenses incurred in the acquisition by the Company of Casa Montalvo Holdings, Inc. for the period ending December 31, 2012..  Total operating loss for the three and nine months ended December 31, 2013 was $122,393 and $396,597 as compared to $1,223,703 and $1,400,951 for the three and nine months ended December 31, 2012.

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

As of December 31, 2013, we had $11,365 in cash, $42,331 in accounts receivable, and $305,191 in inventories totaling $358,887 in assets as compared to $385,988 in total assets for March 31, 2013.  The funds available to the Company will not be sufficient to fund the planned operations of the Company.  If we do not substantially increase our sales, we will require funding to continue our operations of which there can be no assurance that we will be able to raise funds or that if we do so that they will be on grounds that are favorable to the Company.

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

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and is not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 13, 2013 the Company issued 20,000 shares of its common stock to one investor at $0.20, or $5,000.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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
Date: February 13, 2014

By:/s/ Alex Viecco
Name:  Alex Viecco
Title:  Chief Executive Officer
(Principal Executive Officer)

By:/s/ Carlos Gonzalez Rivera
Name:  Carlos Gonzalez Rivera
Title:  Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)