Form 10-K
period 2014-03-31
Montalvo Spirits, Inc.
filed 2014-06-30
CIK 1518238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C . 20549

FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED March 31, 2014

333-173537
Commission File Number

MONTALVO SPIRITS, INC.
(Name of Business Issuer in Its Charter)

NEVADA	27-4004890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5301 N. COMMERCE AVE, SUITE F, MOORPARK, CA 93021
(Address of principal executive offices)

818-266-9286
(Issuer's telephone number, including area code)

Securities Registered Pursuant To Section 12(B) of the Act:	None.

Securities Registered Pursuant To Section 12(G) of the Act:	Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]  No [X]

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.
Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, or “smaller reporting company in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes [   ]  No [X]

As of June 30, 2014, there were 70,157,512 shares of common stock of the registrant issued and outstanding.

The aggregate market value of the voting stock held on September 30, 2013 by non-affiliates of the registrant was $14,666,719 based on the closing price of $0.36 per share as reported on the OTC Bulletin Board on September 30, 2013 the last business day of the registrant's most recently completed fiscal second quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are "affiliates" of the registrant for purposes of the federal securities laws).

-i-

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

    The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” “will,” or “should,” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

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

Amendment to the Articles of Incorporation

    On December 21, 2012, holders of a majority of the Company’s outstanding shares of common stock, par value $0.001 per share (the “Common Stock”) voted to amend the Company’s Articles of Incorporation to: (i) change its name to “Montalvo Spirits, Inc.” (the “Company”), (ii) increase the number of its authorized shares of capital stock from 75,000,000 shares to 310,000,000 consisting of (a) 300,000,000 shares designated as Common Stock and (b) 10,000,000 shares designated as blank check preferred stock and (iii) effectuate a forward split on a 1:32.4552 basis (“the Amendment”).

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

Formation of Cannabis Beverage Group, Inc.

    On March 27, 2014, the Company formed Cannabis Beverage Group, Inc. (“CBG”) under the laws of the State of Colorado.  CBG, of which the Company is the sole shareholder, was formed to explore entry into the cannabis based beverage industry.

Acquisition of CASA Montalvo Treated as a Reverse Acquisition

    On December 21, 2012, the Company, entered into and consummated the Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Casa Montalvo and the shareholders of Casa Montalvo (the “Exchange”). Upon consummation of the transactions set forth in the Exchange Agreement (the “Closing”), the Registrant adopted the business plan of Casa Montalvo.

    Pursuant to the Exchange Agreement, the Company agreed to acquire all of the issued and outstanding capital stock of Casa Montalvo in exchange for the issuance of an aggregate for 59,000,016 post-split (pre-split 1,817,891) shares of the Registrant’s Common Stock (the “Exchange Shares”). As a result of the Exchange, Casa Montalvo became a wholly-owned subsidiary of the Registrant. The shareholders of Casa Montalvo beneficially owned approximately eighty-eight and one half percent (88.5%) of the issued and outstanding Common Stock of the Registrant immediately after the consummation of the Exchange. Pursuant to the terms of the Exchange Agreement, the Registrant’s principal shareholder agreed to retire 10,000,000 shares of the Registrant’s Common Stock.

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

Company Overview

    We develop, market and/or distribute alcoholic beverages, primarily in the United States. We sell our products through a network of established spirits distributors, who are licensed to distribute alcoholic beverages throughout the United States. We are federally licensed, maintaining the right to sell to distributors in all markets in the U.S. and globally.

    We intend to focus on growing the market share of our initial products, the ultra-premium Montalvo line of tequilas, whose expressions include Plata, Reposado, Anejo and Extra-Anejo. We own the Montalvo brand trademark and have exclusive worldwide master distribution rights to the brands.

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

    In control states, the state liquor commissions act in place of distributors and decide which products are to be purchased and offered for sale in their respective states. We would sell on consignment to any control state in which we do business, we would provide inventory to state regulated stores and would be paid upon sale of the product. Should the inventory we provide not sell in a timely manner or at all, this could negatively impact our working capital and tie up our inventory for an unknown period of time.  We currently do business in two control states, Oregon and Wyoming.

    Marketing, sales and customer service functions are provided by our executive officers and independent contractors who work together with third party design and advertising firms to maintain a high degree of focus on each of our products. We attempt to build brand awareness through innovative marketing activities including social media, brand tastings, as well as competitive spirits competitions. We use a variety of marketing strategies and tactics to build brand equity and increase sales, including consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, in-store and on-premise promotions and public relations, as well as a variety of other traditional and non-traditional marketing techniques. Our significant public relations campaign has helped gain editorial coverage for our brands, which increases brand awareness. We define editorial coverage as an article in a publication expressing the opinion of its editors or publishers. Montalvo Tequila has been featured in various industry publications, including Tasting Panel Magazine, Beverage Industry and M. Shanken’s Market Watch. Past and future event sponsorship is an economical way for us to have influential consumers taste our brands.

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

Inventory

    We maintain a relatively large inventory based on historical revenues in order to meet unknown customer delivery requirements of new independent distributors we are in the process of securing. We feel that the current production capacity of our primary supplier is sufficient to meet demand for the foreseeable future. In case of an unexpected surge in demand, our primary supplier maintains contract manufacturing arrangements with third-party suppliers capable of producing large-scale volumes of our products. Based on the relatively short turnaround time from placing an order with our supplier to receiving the product, we believe it will be able to effectively manage our inventory in the face of unknown demand.

Patents and Trademarks

    Pursuant to the Exclusive Distribution Agreement with Destilidora Huerta Real, S.A. de C.V., we own the trademark “Montalvo”. The trademark is registered in the United States, Mexico, Colombia, Brazil and Argentina, and is currently pending in the European Union. We consider the trademark to be valuable and important to our business.

Customers

    The U.S. alcoholic beverage industry is a regulated, three-tier system of suppliers, distributors and retailers. We currently distribute the Montalvo Tequila brand through a network of independent distributors. We also maintain an arrangement with MHW, Ltd., a third-party leading service provider to alcoholic beverage companies, to import the Montalvo brand into the U.S. as well as to sell Montalvo directly to retailers in New York, New Jersey and California. We hope to expand the number of independent distributors in certain existing markets and new markets, when we have sufficient funds to maintain a larger marketing campaign.

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

    There can be no assurance that we will compete successfully with existing or new competitors, or that the competition will not have a material adverse effect on our business, operating results or financial condition (See ITEM 1A “RISK FACTORS”).

Management and Employees

    We currently have no full time employees other than our executive officers. Our sales and marketing team consists of eight (8) independent contractors, which are all at-will contractors. We are not a party to any collective bargaining agreements.

Liquidity and Capital Resources

    Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. We must raise cash to implement our strategy and stay in business.

    As of March 31, 2014, we had $20,143 in cash, $35,171 in accounts receivable and $308,213 in inventories, totaling $363,527 in assets as compared to $385,988 in total assets for March 31, 2013. The funds available to us will not be sufficient to fund our planned operations. If we do not substantially increase our sales, we will require funding to continue our operations of which there can be no assurance that we will be able to raise funds or that if we do so that they will be on grounds that are favorable to us.

Potential Future Projects and Conflicts Of Interest

    Members of management may serve in the future as an officer, director or investor in other entities. Neither the Company nor any shareholder would have any interest in these projects. Management believes that they have sufficient resources to fully discharge their responsibilities to all projects they have organized or will organize in the future, if any.

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

    We currently do not incur any material costs in connection with our compliance with applicable environmental laws. Furthermore, the cost of maintaining compliance with applicable environmental laws has not, and we believe, in the future, will not, have a material adverse effect on our business, results of operations and financial condition.

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

Our Information

    Our principal executive offices are currently located at 5301 N. Commerce Ave., Suite F, Moorpark, CA and our telephone number is (818) 266-9286. We can be contacted by email at info@MontalvoSpirits.com.

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

RISK FACTORS ASSOCIATED WITH OUR BUSINESS

We have inadequate capital and need additional financing to accomplish our business and strategic plans.

    We have very limited funds, and such funds are not adequate to develop our current business plan. We believe that for our company to be successful, we will be required to spend significant sums to market our products. If the sales of our products do not enable us to meet this need, our ultimate success may depend on our ability to raise additional capital. In the absence of additional financing or significant revenues and profits, the we will have to approach our business plan from a much different and much more restricted direction, attempting to secure additional funding sources to fund our growth, borrowing money from lenders or elsewhere or to take other actions to attempt to provide funding. We cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

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

    Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving and changing markets. Such risks include the following:

●	the nature of our competition and our ability to effectively market our products;
●	ability to anticipate and adapt to the highly competitive alcoholic beverage and spirits market;
●	ability to effectively manage expanding operations; amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and
●	dependence upon key personnel to market and sell our services and the loss of one of our key managers may adversely affect the marketing of our services.

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

    For fiscal 2014, non-U.S. operations accounted for none of our revenues but we are dependent upon resources in Mexico for the products we intend to market, distribute and sell. Therefore, gains and losses on the conversion of foreign payments into U.S. dollars could cause fluctuations in our results of operations, and fluctuating exchange rates could cause reduced revenues and/or gross margins from non-U.S. dollar-denominated international sales and inventory purchases. Our ability to acquire spirits and wine and produce and sell our products at favorable prices will also depend in part on the relative strength of the U.S. dollar. We may not be able to hedge against these risks.

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

    Our business depends upon agricultural activity and natural resources. There has been much public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Severe weather events and climate change may negatively affect agricultural productivity in the regions from which we presently source our agricultural raw materials such as agave. Decreased availability of our raw materials may increase the cost of our products. Severe weather events or changes in the frequency or intensity of weather events can also disrupt our supply chain, which may affect production operations, insurance cost and coverage, as well as delivery of our products to wholesalers, retailers and consumers.

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

    Since we frequently enter into exclusive arrangements to market our products with unaffiliated agents, our business and prospects depend in part on our, and with respect to our agency or joint venture brands, our strategic partners’ ability to develop favorable consumer recognition of our brands and trademarks. Although both we and our strategic partners actively apply for registration of our brands and trademarks, they could be imitated in ways that we cannot prevent. Also, we rely on trade secrets and proprietary know-how, concepts and formulas. Our methods of protecting this information may not be adequate. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and result in a judgment or monetary damages being levied against us. We do not maintain non-competition agreements with all of our key personnel or with some of our key suppliers. If competitors independently develop or otherwise obtain access to our or our strategic partners’ trade secrets, proprietary know-how or recipes, the appeal, and thus the value, of our brand portfolio could be reduced, negatively impacting our sales and growth potential.

We operate in highly competitive industries, and competitive pressures could have a material adverse effect on our business.

    The alcoholic beverages production and distribution industries in our region are intensely competitive. The principal competitive factors in these industries include product range, pricing, distribution capabilities and responsiveness to consumer preferences, with varying emphasis on these factors depending on the market and the product. The alcoholic beverage industry competes with respect to brand recognition, product quality, brand loyalty, customer service and price. Failure to maintain and enhance our competitive position could materially and adversely affect our business and prospects for business. Wholesaler, retailer and consumer purchasing decisions are influenced by, among other things, the perceived absolute or relative overall value of our products, including their quality or pricing, compared to competitor’s products. Unit volume and dollar sales could also be affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by wholesalers, state and provincial agencies, and retailers which could affect their supply of, or consumer demand for, our products. We could also experience higher than expected selling, general and administrative expenses if we find it necessary to increase the number of our personnel or our advertising or marketing expenditures to maintain our competitive position or for other reasons.

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

    While over the past several years there have been modest increases in consumption of beverage alcohol in most of our product categories and geographic markets, there have been periods in the past in which there were substantial declines in the overall per capita consumption of beverage alcohol products in the U.S. and other markets in which we participate. A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

●	A general decline in economic or geopolitical conditions;
●	Concern about the health consequences of consuming beverage alcohol products and about drinking and driving;
●
A general decline in the consumption of beverage alcohol products in on-premise establishments, such as may result from smoking bans and stricter laws related to driving while under the influence of alcohol;

●	Consumer dietary preferences favoring lighter, lower calorie beverages such as diet soft drinks, sports drinks and water products;
●	The increased activity of anti-alcohol groups;
●	Increased federal, state, provincial or foreign excise or other taxes on beverage alcohol products and possible restrictions on beverage alcohol advertising and marketing; and
●	Increased regulation placing restrictions on the purchase or consumption of beverage alcohol products.

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

    Additionally, governmental regulatory and tax authorities have a high degree of discretion and may at times exercise this discretion in a manner contrary to law or established practice. Such conduct can be more prevalent in jurisdictions with less developed or evolving regulatory systems like Mexico. Our business would be materially and adversely affected if there were any adverse changes in relevant laws or regulations or in their interpretation or enforcement. Our ability to introduce new products may also be affected if we cannot predict how existing or future laws, regulations or policies would apply to such products or services.

If we fail to manage growth effectively or prepare for product scalability, it could have an adverse effect on our employee efficiency, product quality, working capital levels and results of operations.

    Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of March 31, 2014, we had no full time employees outside of our management team. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

    Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. Alex Viecco, our Chief Executive Officer, Carlos Gonzalez Rivera, our Chief Operating Officer, and Sergio Gonzalez Rivera, our President, perform key functions in the operation of our business. The loss of any of these individuals could have a material adverse effect upon our business, financial condition, and results of operations. We do not maintain key-person insurance for members of our management team because it is cost prohibitive at this point. If we lose the services of any member of senior management, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects.

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

    Fluctuations in operating results or the failure of operating results to meet the expectations of investors may negatively impact the value of our securities. Operating results may fluctuate due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in operating results could cause the value of our securities to decline. Investors should not rely on revenue or financial projections or comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

●	delays in sales resulting from potential customer sales cycles;
●	variations or inconsistencies in return on investment models and results;
●	delays in demonstrating product performance or installations;
●	changes in competition; and
●	changes or threats of significant changes in legislation or rules or standards that would change the drivers for product adoption.

Because our auditors have issued a going concern opinion, there is substantial doubt about our ability to continue as a going concern.

    Our report from our independent registered public accounting firm for the year ended March 31, 2014 includes an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

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

    We may embark on a growth strategy through acquisitions of companies or operations that complement existing product lines, customers or other capabilities. We may be unsuccessful in identifying suitable acquisition candidates, or may be unable to consummate desired acquisitions. To the extent any future acquisitions are completed, we may be unsuccessful in integrating acquired companies or their operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse impact on future profitability. Some of the risks that may affect our ability to integrate, or realize any anticipated benefits from, acquisitions include:

●	unexpected losses of key employees or customer of the acquired company;
●	difficulties integrating the acquired company’s standards, processes, procedures and controls;
●	difficulties coordinating new product and process development;
●	difficulties hiring additional management and other critical personnel;
●	difficulties increasing the scope, geographic diversity and complexity of our operations;
●	difficulties consolidating facilities, transferring processes and know-how;
●	difficulties reducing costs of the acquired company’s business;
●	diversion of management’s attention from our management; and
●	adverse impacts on retaining existing business relationships with customers.

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

    The marketing and sale of our products entails risk of product liability and there can be no assurance that product liability claims will not be asserted against us. While we intend to obtain some business liability insurance, insurance designed to cover product liability is expensive, difficult to obtain in some cases and may not be available now or in the future on acceptable terms, if at all. Furthermore, there can be no assurance that such insurance coverage will be adequate, or that a product liability claim, even one without merit, would not have a material adverse effect on our business or financial condition. As a result, any imposition of product liability could materially harm our business, financial condition and results of operations. In addition, we do not have any business interruption insurance due to the limited coverage of any such business interruption insurance, and as a result, any business disruption or natural disaster could severely disrupt our business and operations and significantly decrease our revenue and profitability.

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

    The market price for our stock may be volatile and subject to fluctuations in response to factors, including the following:

●	The increased concentration of the ownership of our shares by a limited number of affiliated stockholders following the Exchange may limit interest in our securities;
●	variations in quarterly operating results from the expectations of securities analysts or investors;
●	revisions in securities analysts’ estimates or reductions in security analysts’ coverage;
●	announcements of new attractions or services by us or our competitors;
●	reductions in the market share of our services;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	general technological, market or economic trends;
●	investor perception of our industry or prospects;
●	insider selling or buying;
●	investors entering into short sale contracts;
●	regulatory developments affecting our industry; and
●	additions or departures of key personnel.

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

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately. Any inability to report and file our financial results accurately and timely could harm our business and adversely affect the trading price of our common stock.

    We are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. Our management will need to include a report on our internal control over financial reporting and its assessment on whether such internal controls were effective for the prior fiscal year with our annual reports that we file under the Exchange Act with the SEC. Under current federal securities laws, our management may conclude that our internal control over financial reporting is not effective.

    Our management has limited or no experience operating as a public reporting company under the Exchange Act or establishing the level of internal control over financial reporting required by the Sarbanes-Oxley Act. Our management currently relies in many instances on the professional experience and advice of third parties including our attorneys and accountants. At present, we have started reviewing and instituting internal controls, but it may take time to implement them fully as a newly public reporting company under the Exchange Act.

    Our management cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

    Under OTCQB rules relating to the timely filing of periodic reports with the SEC, any OTCQB issuer who fails to file a periodic report (Forms 10-Q or 10-K) by the due date of such report may be removed from the OTCQB. If we do not file our quarterly or annual reports with the SEC, we may be de-listed from the OTCQB and our Common Stock may only be able to be traded on the OTC Pink. The OTC Pink is the bottom tier of the OTC market – a speculative trading marketplace that helps broker-dealers get the best prices for investors. Accordingly, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS.

    None.

ITEM 2: PROPERTIES.

Description of Property

    We rent our executive office on a month to month basis for $625 per month.  We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3: LEGAL PROCEEDINGS.

    None.

ITEM 4: MINE SAFETY DISCLOSURES.

    Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Our Common Stock was initially traded on the Over The Counter Bulletin Board under the symbol ACSR and was first quoted on October 18, 2011.  From February 28, 2013, our Common Stock has been quoted on the Over The Counter Bulletin Board under the symbol TQLA. The table below sets forth the high and low prices for our Common Stock for the quarters included within the past two fiscal years. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. Since our Common Stock trades sporadically, there is not an established active public market for its Common Stock. No assurance can be given that an active market will exist for our Common Stock and we do not expect to declare dividends in the foreseeable future since we intend to utilize our earnings, if any, to finance our future growth, including possible acquisitions.

Quarter ended	High	Low

March 31, 2014	$0.20	$0.12
December 31, 2013	$0.37	$0.12
September 30, 2013	$0.86	$0.25
June 30, 2013	$1.07	$0
March 31, 2013	$0	$0
December 31, 2012	$0	$0
September 30, 2012	$0	$0

Common Stock

    Holders of our Common Stock are entitled to one vote per share on each matter submitted to vote at a meeting of Company’s stockholders. Holders of Common Stock do not have cumulative voting rights. Stockholders do not have any preemptive rights or other similar rights to acquire additional shares of Common Stock or other securities. Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of Common Stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, subject to preferences that may be applicable to any then-outstanding preferred stock, each outstanding share of Common Stock entitles its holder to participate ratably in all remaining assets of the Company that are available for distribution to stockholders after providing for each class of stock, if any, having preference over the Common Stock.

    Holders of Common Stock have no conversion, preemptive or other subscription rights, and there are no redemption or sinking fund provisions applicable to the Common Stock. The rights of the holders of common stock are subject to any rights that may be fixed for holders of preferred stock, when and if any preferred stock is issued.

Preferred Stock

    Our Amended Articles of Incorporation authorizes the issuance of 10,000,000 shares of “Blank Check” Preferred Stock, par value $0.001 per share, subject to any limitations prescribed by law, without further vote or action by the stockholders. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by our board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

Number of Shareholders.

    As of March 31, 2014, a total of 70,157,512 shares of our Common Stock were outstanding and held by approximately 51 shareholders of record of our Common Stock. This figure does not reflect the persons or entities that hold their stock in nominee or street name through various brokerage firms.  Of this amount, 11,971,393 shares are unrestricted. Approximately 29,911,992 shares are restricted securities held by non-affiliates, and the remaining 28,274,127 shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of March 31, 2014, there were no warrants and no stock options to purchase our Common Stock outstanding.

Dividends.

    We have not paid any cash dividends since its inception. We currently intend to retain any earnings for use in our business, and therefore we do not anticipate paying dividends in the foreseeable future.

Long-Term Incentive Plans Awards in Last Fiscal Year

    None.

Recent Sales of Unregistered Securities.

    During the fiscal years ended March 31, 2014, March 30, 2013 and March 31, 2012, we issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions:

    On December 21, 2012, the Company entered into and consummated an Agreement and Plan of Share Exchange with Casa Montalvo Holdings, Inc. ("Casa Montalvo") and its shareholders whereby the company issued 1,817,891 shares of common stock in exchange for all the outstanding equity of Casa Montalvo.

    On December 21, 2012 we issued 200,000 shares of our Common Stock at $0.50 per share for $100,000. $83,500 was received as of that date and the remaining $16,500 was received on April 30, 2013.

    On February 12, 2013 we sold 12,500 shares of our Common Stock to one investor at $0.40 per share or $5,000.

    On March 29, 2013 we issued 200,000 shares to a member of our Board of Advisors.

    On June 15, 2013 we sold 10,000 shares of our Common Stock to one investor at $0.05 per share or $5,000. We received payment by on July 2, 2013.

    From July 1, 2013 to August 1, 2013 we issued 46,000 shares of our Common Stock at $0.50 per share, or $23,000, to five (5) individuals.

    On July 15, 2013, we entered into a Conversion and Release Agreement, whereby we issued 32,500 shares of our Common Stock in exchange for the cancellation of $16,250 in notes payable, including $15,000 in principal plus accrued interest of $1,250, at $0.50 per share.

    On July 15, 2013 we entered into a Contribution Agreement with an individual to provide marketing services for a period of one (1) year for from the date of signing in exchange for 111,000 shares of our Common Stock.  These shares are fully vested and non-forfeitable.

    On August 29, 2013 we sold 100,000 shares of our Common Stock to an institutional investor at $0.50 per share or $50,000.

    On August 29, 2013 we issued 603,000 shares of our Common Stock to an institutional investor in exchange for the investor committing to purchase up to $10,050,000 of our Common Stock over the next 24 months, subject to certain terms and conditions.  These shares are fully vested and non-forfeitable.

    On September 3, 2013 we issued 10,000 shares of our Common Stock to one investor at $0.20, or $2,000.

    On November 13, 2013 we issued 20,000 shares of our Common Stock to one investor at $0.20, or $5,000.

    On November 13, 2013 we sold 100,000 shares of our Common Stock to an institutional investor at $0.242 per share or $24,200.

    On November 15, 2013 we sold 100,000 shares of our Common Stock to an institutional investor at $0.234 per share or $23,400

    On December 3, 2013 we sold 100,000 shares of our Common Stock to an institutional investor at $0.180 per share or $18,000.

    On February 27, 2014 we issued 166,667 shares of our Common Stock to two investors at $0.15, or $25,000.

    On February 27, 2014 we entered into a Contribution Agreement with an individual to provide marketing services for a period of one (1) year for from the date of signing in exchange for 145,833 shares of our Common Stock.  These shares are  fully vested and non-forfeitable.

    On March 28, 2014 we entered into a Contribution Agreement with five individuals to provide marketing services for a period of one (1) year for from the date of signing in exchange for an aggregate of 500,000 shares of our Common Stock.  These shares are  fully vested and non-forfeitable.

    On March 28, 2014 we issued 250,000 shares to each of its four board members in exchange for their services on the Board of Directors.  These shares are fully vested and non-forfeitable.

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

Overview

Montalvo Spirits, Inc. (Formerly Advanced Cloud Storage, Inc.)

    Montalvo Spirits, Inc. (the “Company”) was incorporated on November 18, 2010 under the laws of the State of Nevada under the name of Advanced Cloud Storage, Inc. The Company originally intended to market and sell its planned secure online data storage through it’s intended website.

Amendment to the Articles of Incorporation

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

Formation of Cannabis Beverage Group, Inc.

    On March 27, 2014, the Company formed Cannabis Beverage Group, Inc. (“CBG”) under the laws of the State of Colorado.  CBG, of which the Company is the sole shareholder, was formed to explore entry into the cannabis based beverage industry.

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

PLAN OF OPERATIONS

    We develop, market and/or distribute alcoholic beverages, primarily in the United States. We sell our products through a network of established spirits distributors, who are licensed to distribute alcoholic beverages throughout the United States. The We are federally licensed, maintaining the right to sell to distributors in all markets in the U.S. and globally.

    We intend to focus on growing the market share of our initial products, the ultra-premium Montalvo line of tequilas, whose expressions include Plata, Reposado, Anejo and Extra-Anejo. We own the Montalvo brand trademark and have exclusive worldwide master distribution rights to the brands.

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

    To achieve our goal of building a distinctive portfolio of premium craft spirits, we seek to:

●
grow revenues by securing additional independent distributors for Montalvo Tequila in multiple states in the U.S. and potentially in additional countries internationally and by targeted marketing activities. We anticipate such marketing activities will require us to expend approximately $750,000. As the independent distributors are generally large, well-recognized companies, we feel that accounts receivable financing should be available, though it may not be on favorable terms. We anticipate that increased sales revenues from Montalvo Tequila will contribute to improving our cash flow and provide additional liquidity from operations. We may require additional financing through private placements or issuance of notes payable, and there is no assurance that such financing will be available. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected.

●
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

GOING CONCERN

    Based on the our cash balance at March 31, 2014 and projected cash needs for the remainder of 2014, management estimates that it will need to raise additional capital to cover operating and capital requirements for the 2014 year. Management plans on raising the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although we have been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us.

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

CUSTOMERS

    The U.S. alcoholic beverage industry is a regulated, three-tier system of suppliers, distributors and retailers. We currently distribute the Montalvo Tequila brand through a network of independent distributors. We also maintain an arrangement with MHW, Ltd., a third-party leading service provider to alcoholic beverage companies, to import the Montalvo brand into the U.S. as well as to sell Montalvo directly to retailers in New York, New Jersey and California. We hope to expand the number of independent distributors in certain existing markets and new markets, when we have sufficient funds to maintain a larger marketing campaign.

RESULTS OF OPERATIONS

Year ended March 31, 2014 compared to year ended March 31, 2013

    Net Sales: For the year ended March 31, 2014, net sales were approximately $119,900 compared to $28,800 in net sales for the year ended March 31, 2013, an increase of 316%. The increase was a result of the our increased marketing efforts and the signing of additional distribution arrangements in Florida and Arizona.

    Gross Margin:  Gross margin for the year ended March 31, 2014 was $80,971, or 67.5% of net sales compared to $16,785 gross margin, or approximately 58.2% of net sales for the year ended March 31, 2013, which represents an increase of approximately 380%.  This increase in gross margin is attributable to our increased marketing and distribution efforts for Montalvo Tequila described above. We were also able to maintain  margins due to the implementation of our premium product selling strategy implemented that targets premium price points, targeted non-price discounting promotion for our products and low overhead.

    Selling, General and Administrative Expenses: Selling, general and administrative expenses for the year ended March 31, 2014 amounted to approximately $819,600 compared to approximately $1,637,000 for the same period of the prior year, a decrease of approximately $817,400.  The decrease was primarily attributable to a one time $1,461,101 stock based compensation expense the Company recorded in the fiscal year ended March 31, 2013, based on shares of Casa Montalvo Holdings, Inc. that were issued immediately prior to the Share Exchange.

    Interest expense: Interest expense for the year ended March 31, 2014 was approximately $4,680 compared to $4,159 for the same period last year, a net increase of $521 or 12.5%.  This increase is predominantly due to the issuance of additional promissory notes as compared to prior year.

    Net income (loss): The above resulted in a net loss before income tax of $1,044,815 for the year ended March 31, 2014 compared to a net loss before income tax of 1,624,327 for the year ended March 31, 2013.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

    Our accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of March 31, 2014, we had a shareholders' equity deficit of approximately $622,982 compared with a deficit of approximately $328,932 at March 31, 2013, and has incurred significant operating losses and negative cash flows since inception. For the year ended March 31, 2014, we sustained a net loss before income tax of $1,044,815 compared to a net loss before income tax of $1,624,327 for the year ended March 31, 2013 and used cash of approximately $215,738 in operating activities for the year ended March 31, 2014 compared with approximately $95,028 for the year ended March 31, 2013.  The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

    We will need to continue to manage carefully our working capital and our business decisions will continue to be influenced by our working capital requirements.

    Net Cash used in Operating Activities:  Net cash used in operating activities for the year ended March 31, 2014 was approximately $215,738, primarily from our loss of approximately $1,044,815 net with non cash activities of $829,077 including an increase in accrued liabilities of $267,389 and $257,375 in stock based compensation.  Changes in operating assets, liabilities and sundry and other non cash activities were $216,317.

    Net Cash provided by Financing Activities: Net cash provided by financing activities for the year ended March 31, 2014 was approximately $212,590 primarily from sale of common stock of $175,640 and a net issuance of notes payable of $11,900.

GOING CONCERN

   The Company had an accumulated deficit at March 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

    These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management is planning to raise necessary additional funds through loans and additional sales of its Common Stock. There is no assurance that the Company will be successful in raising additional capital or in further developing its operations

OFF BALANCE SHEET ARRANGEMENTS

    As of March 31, 2014, there were no off balance sheet arrangements.

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

Cash and Cash Equivalents

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2014, cash and cash equivalents include cash on hand and cash in the bank.

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

    The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years

    At March 31, 2014, property and equipment consisted of office equipment purchased during the period.

Impairment of Long-Lived Assets

    Long-Lived Assets, such as property, plant, and equipment and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any goodwill or other intangible assets are tested at least annually for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets as of March 31, 2014.

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

    ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2014, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

    The Company maintains its operating cash balances in banks located in California. The Federal Depository Insurance Corporation (“FDIC”) insures accounts at each institution up to $100,000.  At March 31, 2014, the Company’s cash accounts were below the insured limit.

Earnings Per Share

    Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue Common Stock were exercised or equity awards vest resulting in the issuance of Common Stock that could share in the earnings of the Company. The Company does not have any options, warrants or other Common Stock equivalents outstanding as of March 31, 2014.

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

Off Balance Sheet Arrangements

    We have not entered into any off-balance sheet arrangements during the year ended March 31, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

    In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

    Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

    The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

    The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

    In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

    The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

    The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

    Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

    The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

    The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

    Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

    Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

    In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive officer  and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures which are identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

●
Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

●
Forming an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

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

    As of March 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of March 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of March 31, 2014, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

    The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of March 31, 2014 and communicated to our management.

    The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of March 31, 2014 and communicated to our management.

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

(c)  Changes in Internal Control Over Financial Reporting

    There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.
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

    The following persons are the directors and executive officers of our company:

Name	Age	Title
Alex Viecco	49	Chief Executive Officer, Director
Carlos Gonzalez Rivera	42	Chief Operating Officer; Chief Financial Officer;
Sergio Gonzalez Rivera	43	President, Director
Daniel Cahill	39	Director of sales, Director

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

Significant Employees

    We do not, at present, have any employees other than the current directors and officers.

Family Relations

    Sergio Gonzalez Rivera and Carlos Gonzalez Rivera are brothers.

Involvement in Legal Proceedings

    During the past ten years, none of our current directors or executive officers has been:

●
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●
found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

●
subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

    None of our directors, officers or affiliates, or any beneficial owner of 5% or more of our common stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, us or any of our subsidiaries.

Audit Committee

    Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead the board of directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act. We intend on establishing an Audit Committee composed of independent directors of the Company. The audit committee's duties would be to recommend to the Company's board of directors the engagement of independent auditors to audit the Company's financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company's board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

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

Code Of Ethics

    We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic.  A copy of our code of ethics is available without charge, upon written request to:  Montalvo Spirits, Inc., Attn:  C.E.O., 5301 N. Commerce Ave., Suite F, California 93021.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as the Company’s principal executive officer during the last three completed fiscal years ending March 31, 2014, 2013 and 2012; (ii) each other individual that served as an executive officer of the Company at the conclusion of the fiscal year ended March 31, 2014 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year.

Name and Principal Position	Year	Salary (1)	Bonus	Equity Awards	Option Awards	All Other Compensation	Total
George Frederick	2014	—	—	—	—	—	—
Meyer, President, Secretary, Treasurer	2013	—	—	—	—	—	—
and Chief Executive Officer	2012	—	—	—	—	—	—

Alex Viecco*	2014	54,000	—	30,000	—	—	84,000
Chief Executive Officer	2013	72,000	—	187,612	—	—	259,612
	2012	—	—	—	—	—	—
		—	—	—	—	—	—
Carlos Gonzalez Rivera *	2014	54,000	—	30,000	—	—	84,000
Chief Operating Officer,	2013	72,000	—	187,612	—	—	259,612
Chief Financial Officer	2012	—	—	—	—	—	—

Sergio Gonzalez Rivera *	2014	54,000	—	30,000	—	—	84,000
President	2013	72,000	—	187,612	—	—	259,612
	2012	—	—	—	—	—	—

Daniel P. Cahill *	2014	9,500	—	30,000	—	—	39,500
Director of Sales	2013	—	—	120,649	—	—	120,649
	2012	—	—	—	—	—	—

*Appointed December 21, 2012

Outstanding Equity Awards at Fiscal Year-End

    None.

Compensation of Directors

    As of March 31, 2014, none of our directors has received any compensation from us for serving as our director, nor do we have any plans to compensate our directors until we have adequate funds to do so

EMPLOYMENT AGREEMENTS

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS.

    The following table sets forth certain information, as of March 31, 2014 (except as otherwise indicated), regarding beneficial ownership of our Common Stock by (i) each person who is known by us to own beneficially more than 5% of the Common Stock, (ii) each of our directors and nominees for director, (iii) each of the Named Executive Officers (as defined below) and (iv) all our directors and executive officers as a group.  As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following March 31, 2014.  As of March, we had 70,157,512 shares of Common Stock outstanding.

    Additionally, unless otherwise noted, the address of each person is Care Of Montalvo Spirits, Inc., 5301 N. Commerce Ave., Suite F, Moorpark, CA 93021.

Shareholder	Beneficial Ownership (a)	Percent of Class (b)

Sergio Gonzalez Rivera	8,287,595	11.8%
Daniel Cahill	3,411,342	4.9%
Carlos Gonzalez Rivera	8,287,595	11.8%
Alex Viecco	8,287,595	11.8%
Charles Duff (c)	4,476,985	6.4%
Ronald Shoemaker	6,237,295	8.9%
All Directors and Executive Officers as a group (4 Persons)	28,274,127	40.3%

(a)  Security ownership is direct unless indicated otherwise. Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and/or information made known to the Company.

(b)  Based on 70,157,512 shares of our Common Stock outstanding as of March 31, 2014.

(c) Includes 1,190,836 shares held by Point Loma Capital, Inc. and 1,441,000 shares held by CMFD Group, LLC.  Charles Duff holds voting and dispositive power over Point Loma Capital, Inc. and CMFD Group, LLC.

    We are not aware of any arrangements that could result in a change in control of the Company.

    As of March 31, 2014, we have no formal equity compensation plan in effect.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

    Our Chief Executive Officer and our President control Destiladora Huerta Real, S.A. de C.V. (“Huerta Real”), the producers of Montalvo Tequila. We have an outstanding note payable to Huerta Real in the principal amount of  $320,000 that accrues interest at a rate of 5% per annum.  We have not made any payment of principal or interest on this note to date. As such, the largest aggregate principal amount on the note during 2013 and 2014, and to date, is $320,000.

    Our Chief Executive Officer loaned the Company $2,000 on April 1, 2012 for which we issued a note payable in the amount of $2,000, with interest at 8% per annum, with principal and interest due on March 31, 2013, The note is currently past due

    Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

March, 2014	$10,000
March, 2013	$10,000

Audit Related Fees

    The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in paragraph (1) were approximately:

March, 2014	$0
March, 2013	$0

    We incurred these fees in connection with registration statements and financing transactions.

Tax Fees

    The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

March, 2014	$0
March, 2013	$0

All Other Fees

    The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

March 31, 2014	$0
March 31, 2013	$0

    Our Board of Directors pre-approves all services provided by our independent accountants. Our Board of Directors reviewed and approved all of the above services and fees.

ITEM 15 . EXHIBITS

Exhibit	Description
2.1	Agreement and Plan of Share exchange by and among Advanced Cloud Storage, Inc., Casa Montalvo Holdings, Inc. and the shareholders of Casa Montalvo Holdings, Inc., dated December 21, 2012*
3.1	Amended and Restated Articles of Incorporation of the Registrant.*
10.1	Exclusive Master Distribution Agreement*
10.2	Form of Employment Agreement*
10.3	Form of Director Agreement
21	List of Subsidiaries#
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#
101.INS	XBRL Instance Document#
101.SCH	XBRL Schema Document#
101.CAL	XBRL Calculation Linkbase Document#
101.DEF	XBRL Definition Linkbase Document#
101.LAB	XBRL Label Linkbase Document#
101.PRE	XBRL Presentation Linkbase Document#

*	Incorporated by reference to the Company’s Current Form on 8-K, filed with the Securities Commission on December 24, 2012, as amended.
 # Filed herewith

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 30, 2014
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

Signature	Title	Date

/s/ Alex Viecco	Chief Executive Officer, Director	June 30, 2014
Alex Viecco	(Principal Executive Officer)

/s/ Carlos Gonzalez Rivera	Chief Financial Officer, Chief Operating Officer, and Director	June 30, 2014
Carlos Gonzalez Rivera	(Principal Financial Officer)

/s/Sergio Gonzalez Rivera	President, Director	June 30, 2014
Sergio Gonzalez Rivera

/s/Daniel Cahill	Director of Sales, Director	June 30, 2014
Daniel Cahill

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan of Share exchange by and among Advanced Cloud Storage, Inc., Casa Montalvo Holdings, Inc. and the shareholders of Casa Montalvo Holdings, Inc., dated December 21, 2012*
3.1	Amended and Restated Articles of Incorporation of the Registrant.*
10.1	Exclusive Master Distribution Agreement*
10.2	Form of Employment Agreement*
10.3	Form of Director Agreement
21	List of Subsidiaries#
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#
101.INS	XBRL Instance Document#
101.SCH	XBRL Schema Document#
101.CAL	XBRL Calculation Linkbase Document#
101.DEF	XBRL Definition Linkbase Document#
101.LAB	XBRL Label Linkbase Document#
101.PRE	XBRL Presentation Linkbase Document#
*	Incorporated by reference to the Company’s Current Form on 8-K, filed with the Securities Commission on December 24, 2012, as amended.
# Filed herewith

Montalvo Spirits, Inc.
March 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Montalvo Spirits, Inc.

We have audited the accompanying consolidated balance sheets of Montalvo Spirits, Inc. (“the Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2014 and 2013, and the related statements of its operations and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at March 31, 2014, a net loss and net cash used in operating activities for the fiscal year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
June 30, 2014

Montalvo Spirits, Inc.
Consolidated Balance Sheets

	March 31, 2014	March 31, 2013
ASSETS
CURRENT ASSETS
Cash	$20,143	$23,291
Accounts receivable	35,171	-
Subscription receivable	-	16,500
Inventories	308,213	346,197

Total Current Assets	363,527	385,988

TOTAL ASSETS	$363,527	$385,988

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilites	$619,909	$353,770
Advance from stockholder	8,700	150
Note payable	11,900	15,000
Current maturities of notes payable - related parties	26,000	26,000

Total Current Liabilities	666,509	394,920

LONG-TERM LIABILITIES
Notes payable - related parties, net of current maturities	320,000	320,000

Total Liabilities	986,509	714,920

STOCKHOLDERS' DEFICIT
Preferred stock par value $0.001: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 300,000,000 shares authorized; 70,157,512 and 67,112,512 shares issued and outstanding, respectively	70,158	67,113
Additional paid-in capital	2,106,072	1,358,352
Accumulated deficit	(2,799,212)	(1,754,397)

Total Stockholders' Deficit	(622,982)	(328,932)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$363,527	$385,988

See accompanying notes to the consolidated financials statements.

Montalvo Spirits, Inc.
Consolidated Statements of Operations

	For the Fiscal Year
	Ended	Ended
	March 31, 2014	March 31, 2013

SALES	$119,916	$28,819

COST OF GOODS SOLD	38,945	12,034

GROSS MARGIN	80,971	16,785

OPERATING EXPENSES
Selling expense	199,641	58,299
Salaries and wages - Officers	289,000	1,461,101
Consulting fees	142,828	72,000
General and administrative	188,137	45,553

Total Operating Expenses	819,606	1,636,953

LOSS FROM OPERATIONS	(738,635)	(1,620,168)

OTHER (INCOME) EXPENSE
Financing expense	301,500	-
Interest expense	4,680	4,159

Total Other (Income) Expense	306,180	4,159

LOSS BEFORE INCOME TAX PROVISION	(1,044,815)	(1,624,327)

Income tax provision		-

NET LOSS	$(1,044,815)	$(1,624,327)

Net Loss per Common Share - Basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding - Basic and diluted	67,818,145	66,209,841

See accompanying notes to the consolidated financials statements.

Montalvo Spirits, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
For the Fiscal Years Ended March 31, 2014 and 2013

	Common stock par value $0.001		Additional	Stock		Total Stockholders'
	Number of Shares	Amount	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Equity (Deficit)

Balance at March 31, 2012	59,000,016	$59,000	$(1,900)	$-	$(130,070)	$(72,970)

Reverse acqusition adjustment	7,699,996	7,700	1,145,856			1,153,556

Common stock issued for cash at $0.50 per share on December 21, 2012	200,000	200	99,800	(30,000)		70,000

Common stock issued for cash at $0.40 per share on February 12, 2013	12,500	13	4,987			5,000

Common stock issued for services on March 29, 2013	200,000	200	99,800			100,000

Stock subscription receivable collected				30,000		30,000

Forgiveness of debt by stockholder			9,809			9,809

Net loss					(1,624,327)	(1,624,327)

Balance, March 31, 2013	67,112,512	67,113	1,358,352	-	(1,754,397)	(328,932)

Common stock issued for cash at $0.50 per share on June 15, 2013	10,000	10	4,990			5,000

Common stock issued for cash at $0.50 per share from July 5, 2013 to August 29, 2013	146,000	146	72,854			73,000

Common stock issued for services on July 15, 2013, valued at $0.50 per share	111,000	111	55,389			55,500

Common stock issued for conversion of notes payable and accrued interest on July 15, 2013, valued at $0.50 per share	32,500	32	16,218			16,250

Common stock issued for equity purchase commitment on August 29, 2013, valued at $0.50 per share	603,000	603	300,897			301,500

Common stock issued for cash at $0.20 per share on September 3, 2013	10,000	10	1,990			2,000

Common stock issued for cash at $0.20 per share on Novmber 13, 2013	20,000	20	4,980			5,000

Common stock issued for cash at $0.242 per share on Novmber 13, 2013	100,000	100	24,140			24,240

Common stock issued for cash at $0.234 per share on Novmber 15, 2013	100,000	100	23,300			23,400

Common stock issued for cash at $0.20 per share on December 3, 2013	100,000	100	17,900			18,000

Common stock issued for cash at $0.15 per share of February 28, 2014	166,667	167	24,833			25,000

Common stock issued to third parties for services vauled at $0.15 per share on February 28, 2014	145,833	146	21,729			21,875

Common stock issued to board of directors for services valued at $0.12 per share on March 28, 2014	1,000,000	1,000	119,000			120,000

Common stock issued to third parties for services valued at $0.12 per share on March 28, 2014	500,000	500	59,500			60,000

Net loss					(1,044,815)	(1,044,815)

Balance, March 31, 2014	70,157,512	$70,158	$2,106,072	$-	$(2,799,212)	$(622,982)

See accompanying notes to the consolidated financials statements.

Montalvo Spirits, Inc.
Consolidated Statements of Cash Flows

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	March 31, 2014	March 31, 2013

OPERATING ACTIVITIES:
Net loss	$(1,044,815)	$(1,624,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for financing expense	301,500	-
Stock based compensation	257,375	1,237,601
Changes in operating assets and liabilities:
Accounts receivable	(35,171)	-
Inventories	37,984	10,903
Accounts payable and accrued liabilites	267,389	280,795

Net Cash Used in Operating Activities	(215,738)	(95,028)

FINANCING ACTIVITIES:
Proceeds from subscription receivable	16,500	25,764
Proceeds from notes payable - related party	-	3,000
Proceeds from notes payable	15,000	-
Repayment of notes payable	(3,100)	(6,000)
Proceeds from sale of common stock	175,640	88,500
Advances from stockholder	8,550	150

Net Cash Provided by Financing Activities	212,590	111,414

NET CHANGE IN CASH	(3,148)	16,386

CASH AT BEGINNING OF PERIOD	23,291	6,905

CASH AT END OF PERIOD	$20,143	$23,291

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	4,680	$248
Income tax paid	-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for a stock subscription receivable	$-	$16,500
Note payable issued for inventory	$-	$320,000
Common stock issued for notes payable and accrued interest	$16,250	$-

See accompanying notes to the consolidated financials statements.

Montalvo Spirits, Inc.
March 31, 2014 and 2013
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

Amendment to the Articles of Incorporation

On December 21, 2012, holders of a majority of the Company’s outstanding shares of common stock, par value $0.001 per share (the “Common Stock”) voted to amend the Company’s Articles of Incorporation to: (i) change its name to “Montalvo Spirits, Inc.” (the “Company”), (ii) increase the number of its authorized shares of capital stock from 75,000,000 shares to 310,000,000 consisting of (a) 300,000,000 shares designated as Common Stock and (b) 10,000,000 shares designated as blank check preferred stock and (iii) effectuate a forward split on a 1:32.4552 basis (“the Amendment”).

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

Formation of Cannabis Beverage Group, Inc.

On March 27, 2014, the Company formed Cannabis Beverage Group, Inc. (“CBG”) under the laws of the State of Colorado, a wholly-owned subsidiary of the Company. CBG was formed to explore entry into the cannabis based beverage industry.

Acquisition of CASA Montalvo Treated as a Reverse Acquisition

On December 21, 2012, the Company, entered into and consummated the Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Casa Montalvo and the shareholders of Casa Montalvo (the “Exchange”). Upon consummation of the transactions set forth in the Exchange Agreement (the “Closing”), the Registrant adopted the business plan of Casa Montalvo.

Pursuant to the Exchange Agreement, the Company agreed to acquire all of the issued and outstanding capital stock of Casa Montalvo in exchange for the issuance of an aggregate for 59,000,016 shares of the Registrant’s Common Stock, par value $0.001 per share (the “Exchange Shares”). As a result of the Exchange, Casa Montalvo became a wholly-owned subsidiary of the Registrant. The shareholders of Casa Montalvo beneficially owned approximately eighty-eight and one half percent (88.5%) of the issued and outstanding Common Stock of the Registrant immediately after the consummation of the Exchange. Pursuant to the terms of the Exchange Agreement, the Registrant’s principal shareholder agreed to retire 10,000,000 shares of the Registrant’s Common Stock.

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

Formation of Cannabis Beverage Group, Inc.

On March 27, 2014, the Company formed Cannabis Beverage Group, Inc. (“CBG”) under the laws of the State of Colorado.  CBG, of which the Company is the shareholder, was formed to explore entry into the cannabis based beverage industry.

Note 2 – Summary of Significant Accounting Policies

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

CASA Montalvo Holdings, Inc.	The State of California	April 4, 2011	100%

Montalvo Imports LLC	The State of Delaware	August 9, 2012	100%

Cannabis Beverage Group, Inc.	The State of Colorado	March 27, 2014	100%

The consolidated financial statements include all accounts of the Company as of March 31, 2014 and 2013.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimate(s) and assumption(s) affecting the financial statements were:

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

The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2014 and 2013.

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

Inventories

Inventory Valuation

We record inventory on the first-in, first-out (“FIFO”) method. In accordance with generally recognized trade practice, maturing spirits inventories are classified as current assets, although the majority of these inventories ordinarily will not be sold within one year, due to the duration of aging processes. Maturing spirits inventory includes costs of production such as warehousing and insurance. Inventory provisions are recorded to reduce inventory to the lower of cost or market value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory turns, product spoilage and specific identification of items, such as product discontinuance, material changes, or regulatory-related changes.

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

There was no inventory obsolescence for the reporting period ended March 31, 2014 or 2013.

There was no lower of cost or market adjustments for the reporting period ended March 31, 2014 or 2013.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) aamounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification.  While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2014 or 2013.

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

There were no potentially outstanding dilutive shares for the reporting period ended March 31, 2014 or 2013.

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at March 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations.  While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.
The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Note Payable

Note payable consisted of the following:

	March 31, 2014	March 31, 2013
Note payable, issued July 2, 2012, with interest at 8% per annum, with principal and interest due on July 2, 2013; the note, including all accrued interest of $1,250, converted to common stock on July 15, 2013.	-	15,000

Note payable, issued February 13, 2014, with a 15% original issue discount and principal and interest due on August 12, 2014	11,900	-

	11,900	15,000

Current maturities of notes payable – related parties	(11,900)	(15,000)

Notes payable, net of current maturities	$-	$-

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Alex Viecco	Chief Executive Officer and significant stockholder of the Company

Point Loma Capital, Inc.	An entity owned and controlled by a significant stockholder of the Company

CMFD Group LLC	An entity owned and controlled by a significant stockholder of the Company

Notes Payable - Related Parties

Notes payable – related parties consisted of the following:

	March 31, 2014	March 31, 2013
Note payable to Chief Executive officer, issued on June 6, 2011, with interest at 8% per annum, with principal and interest due on June 6, 2013, The note is currently past due.	$1,000	$1,000

Note payable to stockholder, issued on June 21, 2011, with interest at 8% per annum, with principal and interest due on June 21, 2013, The note is currently past due.	10,000	10,000

Note payable to stockholder, issued on January 3, 2012, with interest at 8% per annum, with principal and interest due on January 20, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on January 20, 2012, with interest at 8% per annum, with principal and interest due on January 20, 2014, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on March 1, 2012, with interest at 8% per annum, with principal and interest due on March 31, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on April 1, 2012, with interest at 8% per annum, with principal and interest due on March 31, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on March 23, 2012, with interest at 8% per annum, with principal and interest due on March 23, 2014, The note is currently past due	6,000	6,000

Note payable to a relative of the Chief Executive Officer, issued November 20, 2012, with interest at 8% per annum, with principal and interest due on November 20, 2013, The note is currently past due.	1,000	1,000

Note payable to Destiladora Huerta Real, S.A. de C.V., an entity controlled by the President and Chief Operating Officer, with interest at 5% per annum, with principal and interest due on August 23, 2015	320,000	320,000

	346,000	346,000

Current maturities of notes payable – related parties	(26,000)	(26,000)

Notes payable – related parties, net of current maturities	$320,000	$320,000

Advances from Stockholder

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Note 6 – Commitments and Contingencies

Financial Advisory Agreement

On January 1, 2012, the Company entered into a financial advisory services agreement (“Agreement”) with CMFD Group, LLC (“CMFD”) for consulting services to be provided as required by the Company. The Agreement requires that CMFD be paid $6,000 per month for one (1) year from the date of signing. The sole officer and shareholder of CMFD is a significant stockholder of the Company. The agreement was automatically extended for one (1) year on January 1, 2013.

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

Sale of Common Stock

On December 21, 2012 the Company issued 200,000 shares of its common stock at $0.50 per share for $100,000, $83,500 of which was received and the remaining $16,500 was recorded as stock subscription receivable and received by the Company on April 30, 2013.
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

On February 27, 2014 the Company issued 166,667 shares of its Common Stock to two investors at $0.15, or $25,000.

Common Shares Issued for Obtaining Employee Services

On March 29, 2013 the Company issued 200,000 shares to a newly appointed member of the Company’s Board of Advisors. These shares are fully vested and non-forfeitable. These shares were valued at $0.50 per share, the most recent volume PPM price of the Company’s common stock, or $100,000 on the date of grant and were expensed upon issuance.

On March 28, 2014 the Company issued 250,000 shares to each of its four board members in exchange for their services on the Board of Directors. These shares are fully vested and non-forfeitable.  These shares were valued at $0.12 per share, the closing price of the Company’s common stock on the date of issuance, or $120,000 on the date of grant and were expensed upon issuance.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

On July 15, 2013 the Company entered into a Contribution Agreement with an individual to provide marketing services for a period of one (1) year from the date of signing in exchange for 111,000 shares of the Company’s common stock.  These shares are fully vested and non-forfeitable. These shares were valued at $0.50 per share, the most recent PPM price of the Company’s common stock or $55,000 on the date of grant and were expensed upon issuance.

On February 27, 2014 the Company entered into a Contribution Agreement with an individual to provide marketing services for a period of one (1) year for from the date of signing in exchange for 145,833 shares of the Company’s common stock.  These shares are fully vested and non-forfeitable. These shares were valued at $0.15 per share, the closing price of the Company’s common stock on the date of issuance, or $21,875 on the date of grant and were expensed upon issuance.

On March 28, 2014 the Company entered into a Contribution Agreement with five individuals to provide marketing services for a period of one (1) year from the date of signing in exchange for an aggregate of 500,000 shares of the Company’s common stock.  These shares are fully vested and non-forfeitable. These shares were valued at $0.12 per share, the close price of the Company’s common stock on the date of issuance, or $60,000 on the date of grant and were expensed upon issuance.

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

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right to sell to and LPC is obligated to purchase up to $10,050,000 in shares of the Company’s Common Stock, subject to certain limitations, from time to time, over the 24 month period commencing on November 7, 2013, the date that the registration statement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Lincoln Park Registration Rights Agreement, was declared effective by the SEC. The Company may, from time to time and at its’ sole discretion, direct Lincoln Park to purchase shares of Company common stock in amounts up to 100,000 shares on any single business day so long as at least one business day has passed since the most recent purchase or up to $500,000 per purchase plus an additional “accelerated amount” under certain circumstances.  There are no trading volume requirements or restrictions under the Purchase Agreement, and Montalvo will control the timing and amount of any sales of Common Stock to Lincoln Park. The purchase price of the shares that may be sold to Lincoln Park under the Purchase Agreement will be based on the market price of our Common Stock immediately preceding the time of sale as computed under the Purchase Agreement without any fixed discount; provided that in no event will such shares be sold to Lincoln Park when the closing sale price is less than $0.25 per share, subject to adjustment as provided in the Purchase Agreement. The purchase price per share will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the business days used to compute such price. The Company may at any time in its sole discretion terminate the Purchase Agreement without fee, penalty or cost upon one business day notice.  Lincoln Park may not assign or transfer its rights and obligations under the Purchase Agreement.

In connection with the entry into the Purchase Agreement the Company issued 603,000 shares of its common stock to an institutional investor in exchange for the investor committing to purchase up to $10,050,000 of the Company’s common stock over the next 24 months, subject to certain terms and conditions.  These shares are fully vested and non-forfeitable. These shares were valued at $0.50 per share, the most recent PPM price of the Company’s common stock or $301,500 on the date of grant and were expensed as financing expense upon issuance.

Note 9 – Income Tax Provision

Deferred Tax Assets

At March 31, 2014, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $2,799,212 that may be offset against future taxable income through 2034. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $951,732 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $399,461 and $552,271 for the Fiscal Year ended March 31, 2014 and 2013, respectively.

Components of deferred tax assets are as follows:
	March 31, 2014	March 31, 2013
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$951,732	$552,271

Less valuation allowance	(951,732)	(552,271)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the Fiscal Year Ended March 31, 2014	For the Fiscal Year Ended March 31, 2013

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Tax Returns Remaining subject to IRS Audits

The corporation income tax return for the Fiscal Year ended March 31, 2014 was not yet filed. The corporation income tax return for the Fiscal Year ended March 31, 2014 will remain subject to audit under the statute of limitations by the Internal Revenue Service for a period of three (3) years from the date they are filed.

Note 10 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no certain reportable subsequent events to be disclosed.