Form 10-Q
period 2014-06-30
Montalvo Spirits, Inc.
filed 2014-08-13
CIK 1518238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36546

MONTALVO SPIRITS, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4004890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5301 N. Commerce Ave, Suite F, Moorpark, California	93021
(Address of principal executive offices)	(Zip Code)

(818) 266-9286
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

As of August 13, 2014, the registrant had 70,257,511 shares of common stock issued and outstanding.

-i-

Montalvo Spirits, Inc.

June 30, 2014 and 2013

Montalvo Spirits, Inc.
Consolidated Balance Sheets

	June 30, 2014	March 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$26,981	$20,143
Accounts receivable	57,481	35,171
Inventories	306,667	308,213

Total Current Assets	391,129	363,527

TOTAL ASSETS	$391,129	$363,527

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilites	$561,745	$619,909
Advance from stockholder	8,700	8,700
Note payable	71,600	11,900
Current maturities of notes payable - related parties	26,000	26,000

Total Current Liabilities	668,045	666,509

LONG-TERM LIABILITIES
Notes payable - related parties, net of current maturities	320,000	320,000

Total Liabilities	988,045	986,509

STOCKHOLDERS' DEFICIT
Preferred stock par value $0.001: 10,000,000 shares authirozied; none issued or outstanding	-	-
Common stock par value $0.001: 300,000,000 shares authorized; 70,190,845 and 70,157,512 shares issued and outstanding, respectively	70,191	70,158
Additional paid-in capital	2,109,372	2,106,072
Accumulated deficit	(2,776,479)	(2,799,212)

Total Stockholders' Deficit	(596,916)	(622,982)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$391,129	$363,527

See accompanying notes to the consolidated financials statements.

Montalvo Spirits, Inc.
Consolidated Statements of Operations

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013
	(Unaudited)	(Unaudited)

SALES	$79,923	$43,474

COST OF GOODS SOLD	22,528	16,399

GROSS MARGIN	57,395	27,075

OPERATING EXPENSES
Selling expense	12,144	23,911
Salaries and wages	-	59,000
Consulting fees	-	21,745
General and administrative	19,333	8,525

Total Operating Expenses	31,477	113,181

INCOME (LOSS) FROM OPERATIONS	25,918	(86,106)

OTHER (INCOME) EXPENSE
Interest expense	3,185	820

Other (Income) Expense, net	3,185	820

INCOME (LOSS) BEFORE INCOME TAX PROVISION	22,733	(86,926)

Income tax provision	-	-

NET INCOME (LOSS)	$22,733	$(86,926)

Net Income (Loss) per Common Share
- Basic and diluted	$0.00	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- Basic and diluted	70,160,075	67,114,160

See accompanying notes to the consolidated financials statements.

Montalvo Spirits, Inc.
Consolidated Statement of Stockholders' Deficit
For the Period from March 31, 2013 through June 30, 2014
(Unaudited)
			Additional Paid-In Capital
	Common stock par value $0.001			Accumulated Deficit	Total Stockholders' Deficit
	Number of Shares	Amount

Balance, March 31, 2013	67,112,512	$67,113	$1,358,352	$(1,754,397)	$(328,932)

Common stock issued for cash
at $0.50 per share on June 15, 2013	10,000	10	4,990		5,000

Common stock issued for cash
at $0.50 per share from July 5, 2013 to August 29, 2013	146,000	146	72,854		73,000

Common stock issued for services on July 15, 2013,
valued at $0.50 per share	111,000	111	55,389		55,500

Common stock issued for notes payable and
accrued interest on July 15, 2013, valued at $0.50 per share	32,500	32	16,218		16,250

Common stock issued for commitment shares
on August 29, 2013, valued at $0.50 per share	603,000	603	300,897		301,500

Common stock issued for cash
at $0.20 per share on September 3, 2013	10,000	10	1,990		2,000

Common stock issued for cash
at $0.20 per share on Novmber 13, 2013	20,000	20	4,980		5,000

Common stock issued for cash
at $0.242 per share on Novmber 13, 2013	100,000	100	24,140		24,240

Common stock issued for cash
at $0.234 per share on Novmber 15, 2013	100,000	100	23,300		23,400

Common stock issued for cash
at $0.20 per share on December 3, 2013	100,000	100	17,900		18,000

Common stock issued for cash
at $0.15 per share on February 27, 2014	166,667	167	24,833		25,000

Common stock issued for services
vauled at $0.15 per share on February 28, 2014	145,833	146	21,729		21,875

Common stock issued for services,
valued at $0.12 per share on March 28, 2014	1,500,000	1,500	178,500		180,000

Net loss				(1,044,815)	(1,044,815)

Balance, March 31, 2014	70,157,512	70,158	2,106,072	(2,799,212)	(622,982)

Common stock issued for services valued
at $0.10 per share in June, 2014	33,333	33	3,300		3,333

Net income				22,733	22,733

Balance, June 30, 2014	70,190,845	$70,191	$2,109,372	$(2,776,479)	$(596,916)

See accompanying notes to the consolidated financials statements.

Montalvo Spirits, Inc.
Consolidated Statements of Cash Flows

	For the Three Months Ended	For the Three Months Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,733	$(86,926)
Adjustments to reconcile net Income (loss) to net cash used in operating activities:
Stock based compensation	3,333	-
Changes in operating assets and liabilities:
Accounts receivable	(22,310)	(24,343)
Inventories	1,546	16,399
Accounts payable and accrued liabilites	(58,164)	56,885

Net Cash Used in Operating Activities	(52,862)	(37,985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscription receivable	-	16,500
Proceeds from notes payable	83,100	-
Repayment of notes payable	(23,400)	-

Net Cash Provided by Financing Activities	59,700	16,500

NET CHANGE IN CASH	6,838	(21,485)

CASH AT BEGINNING OF PERIOD	20,143	23,291

CASH AT END OF PERIOD	$26,981	$1,806

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$3,185	$820
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for a stock subscription receivable	$-	$5,000

See accompanying notes to the consolidated financials statements.

Montalvo Spirits, Inc.
June 30, 2014 and 2013
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Operations

Montalvo Spirits, Inc. (formerly Advanced Cloud Storage, Inc.)

Montalvo Spirits, Inc. (the “Company”) was incorporated on November 18, 2010, under the laws of the State of Nevada under the name of Advanced Cloud Storage, Inc. The Company originally intended to market and sell its planned secure online data storage through its intended website.

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

Formation of Montalvo Imports LLC

On August 9, 2012, the Company formed Montalvo Imports LLC (“LLC” or “Imports”) under the laws of the State of Delaware.  The LLC, of which the Company is the sole member, was formed to provide similar services as that of the Company.

Acquisition of CASA Montalvo Treated as a Reverse Acquisition

On December 21, 2012, the Company entered into and consummated that certain Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Casa Montalvo and the shareholders of Casa Montalvo (the “Exchange”).  Upon consummation of the transactions set forth in the Exchange Agreement (the “Closing”), the Company adopted the business plan of Casa Montalvo.

Pursuant to the Exchange Agreement, the Company agreed to acquire all of the issued and outstanding capital stock of Casa Montalvo in exchange for the issuance of an aggregate for 59,000,016 shares of the Company’s common stock, par value $0.001 per share.  As a result of the Exchange, Casa Montalvo became a wholly-owned subsidiary of the Company.  The shareholders of Casa Montalvo beneficially owned approximately eighty-eight and one half percent (88.5%) of the issued and outstanding common stock of the Company immediately after the consummation of the Exchange. Pursuant to the terms of the Exchange Agreement, the Company’s principal shareholder agreed to retire 10,000,000 shares of the Company’s common stock.

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

Formation of Cannabis Beverage Group, Inc.

On March 27, 2014, the Company formed Cannabis Beverage Group, Inc. (“CBG”) under the laws of the State of Colorado.  CBG, of which the Company is the sole shareholder, was formed to explore entry into the cannabis based beverage industry.  CBG is currently inactive.

Note 2 – Summary of Significant Accounting Policies

The management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

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

The Company’s consolidated subsidiary and/or entity is as follows:

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

The consolidated financial statements include all accounts of the Company as of June 30, 2014 and 2013, and for the interim periods then ended.  All inter-company balances and transactions have been eliminated.

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

(i)
Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.

(ii)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(iii)
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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

•	Level 1 – Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•	Level 2 – Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•	Level 3 – Pricing inputs that are generally observable inputs and not corroborated by market data.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2014 and 2013, respectively.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

The Company had no bad debt expense for the reporting periods ended June 30, 2014 or 2013.

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

There was no inventory obsolescence for the reporting periods ended June 30, 2014 or 2013, respectively.

There was no lower of cost or market adjustments for the reporting periods ended June 30, 2014 or 2013, respectively.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances and other similar items in the ordinary course of business.  However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements.  The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position and results of operations or cash flows.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable and (iv) collectability is reasonably assured.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification.  While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2014 or 2013.

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

There were no potentially outstanding dilutive shares for the reporting periods ended June 30, 2014 or 2013, respectively.

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

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

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

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Note Payable

Note payable consisted of the following:

	June 30, 2014	March 31, 2014
Note payable, issued May 30, 2014, in the principal amount of $8,100 with six minimum monthly payments of $9,072 in aggregate.	8,100

Note payable, issued June 10, 2014, in the principal amount of $75,000 with eighteen weekly payments of $5,000. The Company has repaid $15,000 towards the note.	60,000

Note payable, issued February 13, 2014, in the principal amount of $15,000 with six minimum monthly payments of $16,800 in aggregate. The Company has repaid $11,500 towards the note.	3,500	11,900

	71,600	11,900

Current maturities of notes payable	(71,600)	(11,900)

Notes payable, net of current maturities	$-	$-

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Alex Viecco	Chief Executive Officer and significant stockholder of the Company

Point Loma Capital, Inc.	An entity owned and controlled by a significant stockholder of the Company

CMFD Group LLC	An entity owned and controlled by a significant stockholder of the Company

Notes Payable - Related Parties

Notes payable – related parties consisted of the following:

	June 30, 2014	March 31, 2014
Note payable to Chief Executive Officer, issued on June 6, 2011, with interest at 8% per annum, with principal and interest due on June 6, 2013, The note is currently past due.	$1,000	$1,000

Note payable to stockholder, issued on June 21, 2011, with interest at 8% per annum, with principal and interest due on June 21, 2013, The note is currently past due.	10,000	10,000

Note payable to stockholder, issued on January 3, 2012, with interest at 8% per annum, with principal and interest due on January 20, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on January 20, 2012, with interest at 8% per annum, with principal and interest due on January 20, 2014, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on March 1, 2012, with interest at 8% per annum, with principal and interest due on March 31, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on April 1, 2012, with interest at 8% per annum, with principal and interest due on March 31, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on March 23, 2012, with interest at 8% per annum, with principal and interest due on March 23, 2014, The note is currently past due	6,000	6,000

Note payable to a relative of the Chief Executive Officer, issued November 20, 2012, with interest at 8% per annum, with principal and interest due on November 20, 2013, The note is currently past due	1,000	1,000

Note payable to Destiladora Huerta Real, S.A. de C.V., an entity controlled by the President and Chief Operating Officer, with interest at 5% per annum, with principal and interest due on August 23, 2015	320,000	320,000

	346,000	346,000

Current maturities of notes payable – related parties	(26,000)	(26,000)

Notes payable – related parties, net of current maturities	$320,000	$320,000

Advances from Stockholder

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

Note 6 – Commitments and Contingencies

Financial Advisory Agreement

On January 1, 2012, the Company entered into a financial advisory services agreement (the “FA Agreement”) with CMFD Group, LLC (“CMFD”) for consulting services to be provided as required by the Company.  The FA Agreement requires that CMFD be paid $6,000 per month for one (1) year from the date of signing.  The sole officer and shareholder of CMFD is a significant stockholder of the Company.  The FA Agreement was automatically extended for one (1) year on January 1, 2013.

Employment with the Chief Operating Officer and Chief Financial Officer

On January 1, 2012, the Company and Carlos Gonzalez (“CG”) entered into an employment agreement (the “CG Employment Agreement”) to employ CG as the Company’s Chief Operating Officer and Chief Financial Officer.  The initial term of employment under the CG Employment Agreement is from January 1, 2012 (the “CG Effective Date”) until December 31, 2014, unless sooner terminated in accordance with the terms and conditions of the CG Employment Agreement.  Pursuant to the terms of the CG Employment Agreement, CG is entitled to a salary of $72,000 per annum for the period beginning on the CG Effective Date through December 31, 2012.  The CG Employment Agreement was extended for one (1) year on January 1, 2013.

Employment with the President

On January 1, 2012, the Company and Sergio Gonzalez (“SG”) entered into an employment agreement (the “SG Employment Agreement”) to employ SG as the Company’s President.  The initial term of employment under the SG Employment Agreement is from January 1, 2012 (the “SG Effective Date”) until December 31, 2014, unless sooner terminated in accordance with the terms of the SG Employment Agreement.  Pursuant to the SG Employment Agreement, SG is entitled to a salary of $72,000 per annum for the period beginning on the SG Effective Date through December 31, 2012.  The SG Employment Agreement was extended for one (1) year on January 1, 2013.

Employment with the Chief Executive Officer

On January 1, 2012, the Company and Alex Viecco (“AV”) entered into an employment agreement (the “AV Employment Agreement”) to employ AV as the Company’s Chief Executive Officer.  The initial term of employment under the AV Employment Agreement is from January 1, 2012 (the “AV Effective Date”) until December 31, 2014, unless sooner terminated in accordance with the terms of the AV Employment Agreement.  Pursuant to the AV Employment Agreement, AV is entitled to a salary of $72,000 per annum for the period beginning on the AV Effective Date through December 31, 2012.  The AV Employment Agreement was extended for one (1) year on January 1, 2013.

Note 7 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of common stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares, par value $0.001 per share.

Common Stock

Immediately prior to the consummation of the Exchange Agreement on December 21, 2012, the Company had 332,251,996 common shares issued and outstanding.

Upon consummation of the Exchange Agreement on December 21, 2012, the then majority stockholders of the Company surrendered 324,552,000 shares of the Company’s common stock which was cancelled upon receipt and the Company issued 59,000,016 shares of its common stock pursuant to the terms and conditions of the Exchange Agreement.

Sale of Common Stock

On December 21, 2012, the Company issued 200,000 shares of its common stock at $0.50 per share for $100,000, $83,500 of which was received and the remaining $16,500 was recorded as stock subscription receivable and subsequently received by the Company on April 30, 2013.

On February 12, 2013, the Company sold 12,500 shares of its common stock to one investor at $0.40 per share or $5,000.

On June 15, 2013, the Company sold 10,000 shares of its common stock to one investor at $0.05 per share or $5,000. Payment was received by the Company on July 2, 2013.

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

On November 13, 2013, the Company issued 20,000 shares of its common stock to one investor at $0.20, or $5,000.

On November 13, 2013, the Company sold 100,000 shares of its common stock to an institutional investor at $0.242 per share or $24,200.

On November 15, 2013, the Company sold 100,000 shares of its common stock to an institutional investor at $0.234 per share or $23,400

On December 3, 2013, the Company sold 100,000 shares of its common stock to an institutional investor at $0.180 per share or $18,000.

On February 27, 2014, the Company issued 166,667 shares of its common stock to two investors at $0.15, or $25,000.

Common Shares Issued for Obtaining Employee Services

On March 29, 2013, the Company issued 200,000 shares to a newly appointed member of the Company’s Board of Advisors. These shares are fully vested and non-forfeitable.  These shares were valued at $0.50 per share, the most recent volume PPM price of the Company’s common stock, or $100,000 on the date of grant and were expensed upon issuance.

On March 28, 2014, the Company issued 250,000 shares to each of its four board members in exchange for their services on the Company’s Board of Directors.  These shares are fully vested and non-forfeitable.  These shares were valued at $0.12 per share, the closing price of the Company’s common stock on the date of issuance, or $120,000 on the date of grant and were expensed upon issuance.

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

On February 27, 2014, the Company entered into a Contribution Agreement with an individual to provide marketing services for a period of one (1) year from the date of signing in exchange for 145,833 shares of the Company’s common stock.  These shares are fully vested and non-forfeitable. These shares were valued at $0.15 per share, the closing price of the Company’s common stock on the date of issuance, or $21,875 on the date of grant and were expensed upon issuance.

On March 28, 2014, the Company entered into a Contribution Agreement with five individuals to provide marketing services for a period of one (1) year from the date of signing in exchange for an aggregate of 500,000 shares of the Company’s common stock.  These shares are fully vested and non-forfeitable. These shares were valued at $0.12 per share, the close price of the Company’s common stock on the date of issuance, or $60,000 on the date of grant and were expensed upon issuance.

On each of June 16, 2014, June 23, 2014 and June 30, 2014, the Company issued 11,111 shares of the Company’s common stock to a consultant in exchange for services to be provided.  These shares are fully vested and non-forfeitable. These shares were valued at $0.10 per share, the closing price of the Company’s common stock on the date of issuance, or $1,111 on the date of grant and were expensed upon issuance.

Note 8 – Lincoln Park Purchase Agreement

On August 29, 2013, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park or LPC”) (the “Purchase Agreement”), pursuant to which Lincoln Park agreed to purchase up to $10,050,000 of Company’s common stock (subject to certain limitations) from time to time over a twenty-four (24) month period.  Further, on August 29, 2013, Montalvo entered into a registration rights agreement, (the “Registration Rights Agreement”) with Lincoln Park, pursuant to which Montalvo filed with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), the shares that have been or may be issued to Lincoln Park under the Purchase Agreement.

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right to sell to and LPC is obligated to purchase up to $10,050,000 in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 24 month period commencing on November 7, 2013, the date that the registration statement, which the Company agreed to file with the SEC pursuant to the Registration Rights Agreement, was declared effective by the SEC.  The Company may, from time to time and at its’ sole discretion, direct Lincoln Park to purchase shares of Company’s common stock in amounts up to 100,000 shares on any single business day so long as at least one business day has passed since the most recent purchase or up to $500,000 per purchase plus an additional “accelerated amount” under certain circumstances.  There are no trading volume requirements or restrictions under the Purchase Agreement, and Montalvo will control the timing and amount of any sales of common stock to Lincoln Park. The purchase price of the shares that may be sold to Lincoln Park under the Purchase Agreement will be based on the market price of our common stock immediately preceding the time of sale as computed under the Purchase Agreement without any fixed discount; provided that in no event will such shares be sold to Lincoln Park when the closing sale price is less than $0.25 per share, subject to adjustment as provided in the Purchase Agreement. The purchase price per share will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction occurring during the business days used to compute such price. The Company may at any time in its’ sole discretion terminate the Purchase Agreement without fee, penalty or cost upon one business days’ notice.  Lincoln Park may not assign or transfer its rights and obligations under the Purchase Agreement.

In connection with the entry into the Purchase Agreement, the Company issued 603,000 shares of its common stock to Lincoln Park in exchange for Lincoln Park committing to purchase up to $10,050,000 of the Company’s common stock over the next 24 months, subject to certain terms and conditions.  These shares are fully vested and non-forfeitable.  These shares were valued at $0.50 per share, the most recent PPM price of the Company’s common stock or $301,500 on the date of grant and were expensed as financing expense upon issuance.

Note 9 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales
	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013
Customer A	45%	0%

Customer B	31%	0%

	76%	0%

No customer in accounts receivable were over 10% at June 30, 2014 or 2013.

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Note 10 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that the following reportable subsequent event was required to be disclosed:

From July 1, 2014 through August 11, 2014, the Company issued 66,666 shares of common stock in exchange for services to be provided.  The shares are fully vested and non-forfeitable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forwarding Looking Statements

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

Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.”  You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014 (the “Annual Report”).  Readers should carefully review the risk factors disclosed in the Annual Report and other documents filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”).

Investors are also advised to refer to the information in our previous filings with the SEC, especially on Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors.  As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.  As used in this report, the terms “Company,” “we,” “our,” “us” and “TQLA” refer to Montalvo Spirits, Inc., a Nevada corporation.

Results of Operations

For the three months ended June 30, 2014, we had sales of $79,923 as compared to sales of $43,374 for the three months ended June 30, 2013, resulting in an increase of 84%.  This increase is primarily due to the signing of a distribution agreement with Southern Wine & Spirits in Nevada, as well as increased marketing efforts in our existing markets.

Gross margin increased to $57,395, or 72% of sales for the three months ended June 30, 2014 from $27,075, or 62% of sales for the three months ended June 30, 2013.

Operating expenses for the three months ended June 30, 2014 totaled $31,477, as compared to expenses of $113,181 from the three months ended June 30, 2013.  The decrease was primarily attributable to lower salary and consulting costs.

Total operating profit for the three months ended June 30, 2014 was $25,918, as compared to an operating loss totaling $86,106 for the three months ended June 30, 2013.

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

As of June 30, 2014, we had $26,981 in cash on hand, $57,481 in accounts receivable and $306,667 in inventories totaling $391,129 in assets, as compared to $363,527 in total assets as of March 31, 2014.  The funds available to the Company will not be sufficient to fund the planned operations of the Company.  If we do not substantially increase our sales, we will require funding to continue our operations of which there can be no assurance that we will be able to raise funds or that if we do so that they will be on grounds that are favorable to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not required to provide the information under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Company’s Chief Executive Officer and Chief Financial Officer, of the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The conclusion that our disclosure controls and procedures were not effective is due to the inappropriate application of US GAAP rules as a result of deficiencies that existed in the design or operation of our internal control over financial reporting.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board are as follows: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

The Company intends to (i) form an audit committee that will establish policies and procedures that will provide the board of directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently; (ii) appoint one or more outside directors; and (iii) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. The Company anticipates that these actions will remediate the related material weaknesses.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and is not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 16, 2014, the Company issued 11,111 shares of the Company’s common stock to a consultant in exchange for services to be provided.  These shares are fully vested and non-forfeitable.

On June 23, 2014, the Company issued 11,111 shares of the Company’s common stock to a consultant in exchange for services to be provided.  These shares are fully vested and non-forfeitable.

On June 30, 2014, the Company issued 11,111 shares of the Company’s common stock to a consultant in exchange for services to be provided.  These shares are fully vested and non-forfeitable.

The securities described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The documents executed in connection with these issuances contain representations to support the Company’s reasonable belief that the investor had access to information concerning the Company’s operations and financial condition, the investors acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the investors are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act).  In addition, the issuances did not involve any public offering; the Company made no solicitation in connection with the sale other than communications with the investors; the Company obtained representations from the investors regarding their investment intent, experience and sophistication; and the investors either received or had access to adequate information about the Company in order to make an informed investment decision.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONTALVO SPIRITS, INC.

Date: August 13, 2014	By:	/s/ Alex Viecco
Name: Alex Viecco
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2014	By:	/s/ Carlos Gonzalez Rivera
Name: Carlos Gonzalez Rivera
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)