Form 10-Q
period 2014-09-30
Montalvo Spirits, Inc.
filed 2014-11-14
CIK 1518238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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
☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 14, 2014, the registrant had 73,107,510 shares of common stock issued and outstanding.

Montalvo Spirits, Inc.

September 30, 2014 and 2013

Montalvo Spirits, Inc.
Consolidated Balance Sheets
	September 30, 2014	March 31, 2014

ASSETS
CURRENT ASSETS
Cash	$34,964	$20,143
Accounts receivable	34,453	35,171
Inventories	386,065	308,213
Prepaid expenses	4,918	-

Total Current Assets	460,400	363,527

TOTAL ASSETS	$460,400	$363,527

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilites	$595,505	$619,909
Advance from stockholder	8,700	8,700
Notes payable	36,181	11,900
Current maturities of notes payable - related parties	346,000	26,000

Total Current Liabilities	986,386	666,509

LONG-TERM LIABILITIES
Convertible notes payable, net of discount	2,466	-
Derivative liability	217,707	-
Notes payable - related parties, net of current maturities	-	320,000

Total Long-Term Liabilities	220,173	320,000

Total Liabilities	1,206,559	986,509

STOCKHOLDERS' DEFICIT
Preferred stock par value $0.001: 10,000,000 shares authirozied;
none issued or outstanding	-	-
Common stock par value $0.001: 300,000,000 shares authorized;
71,047,788 and 70,157,512 shares issued and outstanding, respectively	71,048	70,158
Additional paid-in capital	2,174,837	2,106,072
Accumulated deficit	(2,992,044)	(2,799,212)

Total Stockholders' Deficit	(746,159)	(622,982)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$460,400	$363,527

See accompanying notes to the consolidated financials statements.

Montalvo Spirits, Inc.
For the Three and Six Months Ended September 30, 2014 and 2013
Consolidated Statements of Operations
	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Six Months Ended September 30, 2014	For the Six Months Ended September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES	$5,977	$50,050	$85,900	$93,524

COST OF GOODS SOLD	3,514	14,291	26,042	30,690

GROSS MARGIN	2,463	35,759	59,858	62,834

OPERATING EXPENSES
Selling expense	38,197	50,126	50,341	74,037
Salaries and wages	6,000	54,000	6,000	113,000
Consulting fees	8,437	21,008	8,437	42,753
General and administrative	38,476	98,723	57,809	107,248

Total Operating Expenses	91,110	223,857	122,587	337,038

LOSS FROM OPERATIONS	(88,647)	(188,098)	(62,729)	(274,204)

OTHER (INCOME) EXPENSE
Financing expense	-	301,500	-	301,500
Derivative expense	93,809	-	93,809	-
Change in fair value of derivative liability	2,338	-	2,338	-
Interest expense	30,771	570	33,956	1,390

Total Other (Income) Expense	126,918	302,070	130,103	302,890

LOSS BEFORE INCOME TAX PROVISION	(215,565)	(490,168)	(192,832)	(577,094)

Income tax provision	-	-	-	-

NET LOSS	$(215,565)	$(490,168)	$(192,832)	$(577,094)

Net Loss per Common Share
- Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- Basic and diluted	70,482,027	67,527,800	70,321,929	67,322,147

See accompanying notes to the consolidated financials statements.

Montalvo Spirits, Inc.
Consolidated Statement of Stockholders' Deficit
For the Period from March 31, 2013 through September 30, 2014
(Unaudited)

	Common stock par value $0.001		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Number of Shares	Amount

Balance, March 31, 2013	67,112,512	$67,113	$1,358,352	$(1,754,397)	$(328,932)

Common stock issued for cash
at $0.50 per share on June 15, 2013	10,000	10	4,990		5,000

Common stock issued for cash
at $0.50 per share from July 5, 2013 to August 29, 2013	146,000	146	72,854		73,000

Common stock issued for services on July 15, 2013,
valued at $0.50 per share	111,000	111	55,389		55,500

Common stock issued for notes payable and
accrued interest on July 15, 2013, valued at $0.50 per share	32,500	32	16,218		16,250

Common stock issued for commitment shares
on August 29, 2013, valued at $0.50 per share	603,000	603	300,897		301,500

Common stock issued for cash
at $0.20 per share on September 3, 2013	10,000	10	1,990		2,000

Common stock issued for cash
at $0.20 per share on Novmber 13, 2013	20,000	20	4,980		5,000

Common stock issued for cash
at $0.242 per share on Novmber 13, 2013	100,000	100	24,140		24,240

Common stock issued for cash
at $0.234 per share on Novmber 15, 2013	100,000	100	23,300		23,400

Common stock issued for cash
at $0.20 per share on December 3, 2013	100,000	100	17,900		18,000

Common stock issued for cash
at $0.15 per share of February 28, 2014	166,667	167	24,833		25,000

Common stock issued for services
vauled at $0.15 per share on February 28, 2014	145,833	146	21,729		21,875

Common stock issued for services,
valued at $0.12 per share on March 28, 2014	1,500,000	1,500	178,500		180,000

Net loss				(1,044,815)	(1,128,761)

Balance, March 31, 2014	70,157,512	70,158	2,106,072	(2,799,212)	(622,982)

Common stock issued for services
at $0.10 per share on June 16, 2014	11,111	11	1,100		1,111

Common stock issued for services
at $0.10 per share on June 23, 2014	11,111	11	1,100		1,111

Common stock issued for services
at $0.10 per share on June 30, 2014	11,111	11	1,100		1,111

Common stock issued for services
at $0.10 per share from July 7, 2014 to August 15, 2014	144,443	144	14,300		14,444

Common stock issued for cash
at $0.075 per share of August 20, 2014	200,000	200	14,800		15,000

Common stock issued for services
at $0.075 per share from August 25, 2014 to September 15, 2014	112,500	113	8,325		8,438

Common stock issued for commitment shares
on September 12, 2014, valued at $0.07 per share	400,000	400	28,040		28,440

Net loss				(192,832)	(192,832)

Balance, September 30, 2014	71,047,788	71,048	2,174,837	(2,992,044)	(746,159)

See accompanying notes to the consolidated financials statements.

Montalvo Spirits, Inc.
For the Three and Six Months Ended September 30, 2014
Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(192,832)	$(577,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for financing expenses	-	301,500
Amortization of debt issuance and discount fee	2,548	-
Derivative expense	93,809	-
Change in fair value of derivative liability	2,338	-
Stock based compensation	26,215	55,500
Changes in operating assets and liabilities:
Accounts receivable	718	(41,976)
Inventories	(77,852)	35,137
Prepaid expenses	(5,000)	-
Accounts payable and accrued liabilites	(24,404)	111,546

Net Cash Used in Operating Activities	(174,460)	(115,387)

FINANCING ACTIVITIES:
Proceeds from subscription receivable	-	16,500
Advances from stockholder	-	700
Proceeds from notes payable	89,100	-
Repayment of notes payable	(64,819)	-
Proceeds from convertible notes payable	150,000	-
Proceeds from sale of common stock	15,000	80,000

Net Cash Provided by Financing Activities	189,281	97,200

NET CHANGE IN CASH	14,821	(18,187)

CASH AT BEGINNING OF PERIOD	20,143	23,291

CASH AT END OF PERIOD	$34,964	$5,104

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$3,185	$1,390
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Debt discount due to coversion feature	150,000	-
Common stock issued for debt	$-	$16,250

See accompanying notes to the consolidated financials statements.

Montalvo Spirits, Inc.
September 30, 2014 and 2013
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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended March 31, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 30, 2014.

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

The consolidated financial statements include all accounts of the Company as of September 30, 2014 and 2013 and for the interim periods then ended.

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

(iv)
Inventory Obsolescence and Markdowns: The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts.

(v)
Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

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

The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2014 and December 30, 2013.

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

Level 3 Financial Liabilities – Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of September 30, 2014:

		Fair Value Measurement Using Level 3 Inputs
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$217,707	$-	$-	$217,707	$217,707

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of March 31, 2014:

Fair Value Measurement Using Level 3 Inputs
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$-	$-	$-	$-	$-

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2014:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, December 31, 2013	$-	$-

Total (gains) or losses (realized/unrealized) included in consolidated statements of operations	2,338	2,338

Purchases, issuances and settlements	215,369	215.369

Transfers in and/or out of Level 3	-	-

Balance, September 30, 2014	$217,707	$217,707

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

The Company had no bad debt expense for the reporting period ended September 30, 2014 or 2013.

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

There was no inventory obsolescence for the reporting period ended September 30, 2014 or 2013.

There was no lower of cost or market adjustments for the reporting period ended September 30, 2014 or 2013.

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

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with paragraph 815-10-05-4 of the FASB Accounting Standards Codification (“Paragraph 815-10-05-4”). Paragraph 815-10-05-4 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends upon: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

Derivative Liabilities

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of Section 815-40-15 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible bonds issued by foreign subsidiaries with a strike price denominated in a foreign currency.

The Company marks to market the fair value of the embedded derivative warrants at each balance sheet date and records the change in the fair value of the embedded derivative warrants as other income or expense in the consolidated statements of operations and comprehensive income (loss).

The Black-Scholes option valuation model which approximated the Binomial Lattice Model is used to estimate the fair value of the warrants or options granted. The model includes subjective input assumptions that can materially affect the fair value estimates.  The model was developed for use in estimating the fair value of traded options or warrants.  The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants or options granted.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for share-based payment transactions issued to employees under the guidance of the Topic 718 Compensation—Stock Compensation of the FASB Accounting Standards Codification (“ASC Topic 718”).

Pursuant to ASC Section 718-10-20 an employee is an individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Internal Revenue Service (“IRS”) Revenue Ruling 87-41. A non-employee director does not satisfy this definition of employee. Nevertheless, non-employee directors acting in their role as members of a board of directors are treated as employees if those directors were elected by the employer’s shareholders or appointed to a board position that will be filled by shareholder election when the existing term expires. However, that requirement applies only to awards granted to non-employee directors for their services as directors. Awards granted to non-employee directors for other services shall be accounted for as awards to non-employees.

Pursuant to ASC Paragraphs 718-10-30-2 and 718-10-30-3 a share-based payment transaction with employees shall be measured based on the fair value of the equity instruments issued and an entity shall account for the compensation cost from share-based payment transactions with employees in accordance with the fair value-based method, i.e., the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or the fair value of the liabilities incurred/settled.

Pursuant to ASC Paragraphs 718-10-30-6 and 718-10-30-9 the measurement objective for equity instruments awarded to employees is to estimate the fair value at the grant date of the equity instruments that the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments (for example, to exercise share options). That estimate is based on the share price and other pertinent factors, such as expected volatility, at the grant date. As such, the fair value of an equity share option or similar instrument shall be estimated using a valuation technique such as an option pricing model. For this purpose, a similar instrument is one whose fair value differs from its intrinsic value, that is, an instrument that has time value.

If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in its most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.
The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.
The expected volatility of the price of the underlying share for the expected term of the option.  Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement.  Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.  The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.
The expected dividends on the underlying share for the expected term of the option.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.
The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC Paragraphs 718-10-30-11 and 718-10-30-17 a restriction that stems from the forfeitability of instruments to which employees have not yet earned the right, such as the inability either to exercise a non-vested equity share option or to sell non-vested shares, is not reflected in estimating the fair value of the related instruments at the grant date. Instead, those restrictions are taken into account by recognizing compensation cost only for awards for which employees render the requisite service and a non-vested equity share or non-vested equity share unit awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date.

Pursuant to ASC Paragraphs 718-10-35-2 and 718-10-35-3 the compensation cost for an award of share-based employee compensation classified as equity shall be recognized over the requisite service period, with a corresponding credit to equity (generally, paid-in capital). The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period.  The total amount of compensation cost recognized at the end of the requisite service period for an award of share-based compensation shall be based on the number of instruments for which the requisite service has been rendered (that is, for which the requisite service period has been completed). An entity shall base initial accruals of compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. That estimate shall be revised if subsequent information indicates that the actual number of instruments is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of instruments for which the requisite service is expected to be or has been rendered shall be recognized in compensation cost in the period of the change. Previously recognized compensation cost shall not be reversed if an employee share option (or share unit) for which the requisite service has been rendered expires unexercised (or unconverted).

Under the requirement of ASC Paragraph 718-10-35-8 the Company made a policy decision to recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

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

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty's performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.
The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.
The expected volatility of the price of the underlying share for the expected term of the option.  Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement.  Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.  The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.
The expected dividends on the underlying share for the expected term of the option.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.
The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC paragraph 505-50-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

Earnings Per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share.  EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income.  The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder.  The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS.  Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The total amount of potentially outstanding dilutive common shares from the conversion of the convertible debt would be 3,097,574 and 0 for the reporting period ended September 30, 2014 and 2013, respectively.

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Note Payable

Note payable consisted of the following:
	September 30, 2014	March 31, 2014

Note payable, issued February 13, 2014, in the principal amount of $15,000 with six minimum monthly payments totaling $16,800 in aggregate. The Company has repaid the note.	$-	$11,900

Note payable, issued May 30, 2014, in the principal amount of $8,100 with six minimum monthly payments of $9,072 in aggregate. The Company has repaid $6,719 towards the note.	1,381	-

Note payable, issued June 10, 2014, in the principal amount of $75,000 with eighteen weekly payments of $5,000. The Company has repaid $45,000 towards the note.	30,000	-

Note payable, issued July 22, 2014, in the principal amount of $6,000 with six minimum monthly payments of $6,720 in aggregate. The Company has repaid $1,200 towards the note	4,800	-

Notes payable	$36,181	$11,900

Note 5 – Convertible Notes Payable

On September 15, 2014, Montalvo Spirits, Inc. (the “Registrant”) effectuated a Securities Purchase Agreement (the “Agreement”) with an accredited investor (the “Investor”) for the purchase and sale of up to $350,000 of the Registrant’s original issue discount convertible debentures (collectively, the “Debentures”).  The Debentures do not bear interest and are convertible into shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price equal to sixty five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) trading days immediately preceding the date of conversion.  In addition, the Registrant paid the Investor a fee consisting of $5,000 and 400,000 shares of restricted Common Stock (the “Commitment Shares”) in connection with the Investor’s due diligence review of the Registrant and reimbursed the Investor for $5,000 in legal fees incurred by the Investor.  Pursuant to the Agreement and a Registration Rights Agreement, for the nine months following the date of the Agreement, if the Registrant offers Common Stock (or other equity securities convertible into or exchangeable for Common Stock) registered for sale under the Securities Act or proposes to file a registration statement (“Registration Statement”) with the Securities and Exchange Commission covering any of its securities other than (i) a registration on Form S-8 or S-4, or any successor or similar forms; and (ii) a shelf registration under Rule 415 for the sole purpose of registering shares to be issued in connection with the acquisition of assets, the Registrant will give the Investor the option to include the Commitment Shares and any shares of Common Stock into which the Debentures are convertible into in such Registration Statement.

The first Debenture was issued in the principal amount of $150,000 (the "Debenture") and is shown as a long-term liability net of discounts of $147,534 for a net value of $2,466.

An additional Debenture in the principal amount of $100,000 may be issued by the Registrant to the Investor anytime sixty-one (61) days thereafter subject to the satisfaction of the terms and conditions set forth in the Agreement (the “Second Closing”).  A third Debenture in the principal amount of $100,000 may be issued by the Registrant to the Investor anytime sixty-one (61) days following the Second Closing subject to the satisfaction of the terms and conditions set forth in the Agreement.

Conversion Feature – Convertible Notes

Because these conversion features are variable, management has concluded that the features cannot be indexed solely to the Company’s own stock and therefore are precluded from equity classification.  As a result, the features must be accounted for as derivative liabilities.

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Alex Viecco	Chief Executive Officer and significant stockholder of the Company

Point Loma Capital, Inc.	An entity owned and controlled by a significant stockholder of the Company

CMFD Group LLC	An entity owned and controlled by a significant stockholder of the Company

Notes Payable - Related Parties

Notes payable – related parties consisted of the following:

	September 30, 2014	March 31, 2014

Note payable to Chief Executive Officer, issued on June 6, 2011, with interest at 8% per annum, with principal and interest due on June 6, 2013, The note is currently past due.	$1,000	$1,000

Note payable to stockholder, issued on June 21, 2011, with interest at 8% per annum, with principal and interest due on June 21, 2013, The note is currently past due.	10,000	10,000

Note payable to stockholder, issued on January 3, 2012, with interest at 8% per annum, with principal and interest due on January 20, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on January 20, 2012, with interest at 8% per annum, with principal and interest due on January 20, 2014, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on March 1, 2012, with interest at 8% per annum, with principal and interest due on March 31, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on April 1, 2012, with interest at 8% per annum, with principal and interest due on March 31, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on March 23, 2012, with interest at 8% per annum, with principal and interest due on March 23, 2014, The note is currently past due	6,000	6,000

Note payable to a relative of the Chief Executive Officer, issued November 20, 2012, with interest at 8% per annum, with principal and interest due on November 20, 2013, The note is currently past due	1,000	1,000

Note payable to Destiladora Huerta Real, S.A. de C.V., an entity controlled by the President and Chief Operating Officer, with interest at 5% per annum, with principal and interest due on August 23, 2015	320,000	320,000

	346,000	346,000

Current maturities of notes payable – related parties	(346,000)	(26,000)

Notes payable – related parties, net of current maturities	$-	$320,000

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

Note 7 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of common stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares, par value $0.001 per share.  In December 2012, an increase of the authorized shares of the Company’s common stock from 75,000,000 shares to 310,000,000, $0.001 par value, consisting of (a) 300,000,000 shares designated as Common Stock and (b) 10,000,000 shares designated as blank check preferred stock was ratified, effective upon the filing of an amendment to the Company’s Certificate of Incorporation .

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

On August 20, 2014, the Company issued 200,000 shares of its common stock to one investor at $0.075 per share, or $15,000.

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

On each of July 7, 2014, July 14, 2014, July 21, 2014, July 28, 2014, August 4, 2014, August 11, 2014, August 18, 2014, August 25, 2014, September 1, 2014, September 8, 2014, September 15, 2014, September 22, 2014, and September 29, 2014, the Company issued 11,111 shares of the Company’s common stock to a consultant in exchange for services to be provided.  These shares are fully vested and non-forfeitable. These shares were valued from $0.075 to $0.10 per share, the closing price of the Company’s common stock on the date of issuance.

On each of July 15, 2014, August 15, 2014, and September 15, 2014, the Company issued 37,500 shares of the Company’s common stock to a consultant in exchange for services to be provided.  These shares are fully vested and non-forfeitable. These shares were valued at $0.075 per share, the closing price of the Company’s common stock on the date of issuance, or $2,812 on the date of grant and were expensed upon issuance.

On September 15, 2014, Montalvo Spirits, Inc. (the “Registrant”) effectuated a Securities Purchase Agreement (the “Agreement”) with an accredited investor (the “Investor”) for the purchase and sale of up to $350,000 of the Registrant’s original issue discount convertible debentures (collectively, the “Debentures”).  The Debentures do not bear interest and are convertible into shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price equal to sixty five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) trading days immediately preceding the date of conversion.  In addition, the Registrant paid the Investor a fee consisting of $5,000 and 400,000 shares of restricted Common Stock (the “Commitment Shares”) in connection with the Investor’s due diligence review of the Registrant and reimbursed the Investor for $5,000 in legal fees incurred by the Investor.  The shares were valued at $0.0711 per share, the closing price of the Company’s common stock on the date of issuance.

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

Note 9 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales
	For the Six Months Ended September 30, 2014	For the Six Months Ended September 30, 2013
Customer A	42%	0%

Customer B	28%	0%

	70%	0%

No customer in accounts receivable were over 10% at September 30, 2014 or 2013.

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Note 10 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as follows:

On each of October 6, 2014, and October 13, 2014, the Company issued 11,111 and 11,113 shares, respectively, of the Company’s common stock to a consultant in exchange for services to be provided.  These shares are fully vested and non-forfeitable. These shares were valued at $0.769 and $0.063, respectively, per share, the closing price of the Company’s common stock on the date of issuance, or $854 and $700, respectively, on the date of grant and were expensed upon issuance.

On October 15, 2014, the Company issued 37,500 shares of the Company’s common stock to a consultant in exchange for services to be provided.  These shares are fully vested and non-forfeitable. These shares were valued at $0.066 per share, the closing price of the Company’s common stock on the date of issuance, or $2,475 on the date of grant and were expensed upon issuance.

On November 13, 2014 the Company issued 500,000 shares to each of its four board members in exchange for their services on the Board of Directors. These shares are fully vested and non-forfeitable.  These shares were valued at $0.05 per share, the closing price of the Company’s common stock on the date of issuance, or $100,000 in the aggregate on the date of grant and were expensed upon issuance.

Employment Agreement with President

On November 13, 2014, the Company and Sergio Gonzalez (“SG”), entered into an Employment Agreement (the “Employment Agreement”), to employ CG as the Company’s President. The initial term of employment under the agreement is from November 13, 2014 (the “Effective Date”) until November 12, 2016, unless sooner terminated in accordance with the terms and conditions of the Employment Agreement. Pursuant to the Employment Agreement, SG is entitled to a salary of $72,000 per annum for the period beginning on the Effective Date through November 12, 2016.

Employment Agreement with Chief Operating Officer

On November 13, 2014, the Company and Carlos Gonzalez (“CG”), entered into an Employment Agreement (the “Employment Agreement”), to employ CG as the Company’s Chief Operating Officer. The initial term of employment under the agreement is from November 13, 2014 (the “Effective Date”) until November 12, 2016, unless sooner terminated in accordance with the terms and conditions of the Employment Agreement. Pursuant to the Employment Agreement, CG is entitled to a salary of $72,000 per annum for the period beginning on the Effective Date through November 12, 2016.

Employment Agreement with Chief Executive Officer

On November 13, 2014, the Company and Alex Viecco (“AV”), entered into an Employment Agreement (the “Employment Agreement”), to employ AV as the Company’s Chief Executive Officer. The initial term of employment under the agreement is from November 13, 2014 (the “Effective Date”) until November 12, 2016, unless sooner terminated in accordance with the terms and conditions of the Employment Agreement. Pursuant to the Employment Agreement, AV is entitled to a salary of $72,000 per annum for the period beginning on the Effective Date through November 12, 2016.

Employment Agreement with Director of Sales

On November 13, 2014, the Company and Daniel Cahill (“DC”), entered into an Employment Agreement (the “Employment Agreement”), to employ DC as the Company’s Director of Sales. The initial term of employment under the agreement is from November 13, 2014 (the “Effective Date”) until November 12, 2016, unless sooner terminated in accordance with the terms and conditions of the Employment Agreement. Pursuant to the Employment Agreement, DC is entitled to a salary of $72,000 per annum for the period beginning on the Effective Date through November 12, 2016.

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

Results of Operations

For the three and six months ending September 30, 2014, respectively, we had sales of $5,977 and $85,900, as compared to sales of $50,050 and $93,524 for the three and six months ending September 30, 2013.  The result is a decrease of 82% and 8%, respectively for the three and six months ending September 30, 2014 over the same periods ending September 30, 2013.  This decrease is primarily as a result of the process of changing distributors for the Company’s products in California during the three months ended September 30, 2014.  The Company is implementing a change in distributors in certain territories from smaller, boutique distributors with lower volumes to larger distributors, which we hope will result in higher sales volumes.  The Company subsequently signed an exclusive distribution agreement with Southern Wine & Spirits in California.

Gross margin decreased to $2,463, or 41% of sales and $59,858, or 70%, respectively, for the three and six months ending September 30, 2014 from $35,759, or 71% of sales and $62,834, or 67% of sales for the three and six months ending September 30, 2013.  This decrease is also primarily due to the change in distribution strategy described above.

Operating expenses for the three and six months ended September 30, 2014 decreased to $91,110 and $122,587 as compared to expenses of $223,857 and $337.038 from the three and six months ending September 30, 2013. The decrease was attributable to the lowering of overhead costs related to support staff needed for the Company’s smaller, boutique distributors as well as a decrease in the professional services incurred in maintaining the Company’s status as a  reporting public company with the Securities and Exchange Commission.

Total operating loss for the three and six months ended September 30, 2014 was $88,647 and $62,729 as compared to $188,098 and $274,204 for the three and six months ended September 30, 2013.

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

As of September 30, 2014, we had $34,964 in cash, $34,452 in accounts receivable, $4,918 in prepaid expenses, and $386,065 in inventories totaling $460,400 in assets as compared to $363,527 in total assets for March 31, 2014.  The funds available to the Company will not be sufficient to fund the planned operations of the Company.  If we do not substantially increase our sales, we will require funding to continue our operations of which there can be no assurance that we will be able to raise funds or that if we do so that they will be on terms that are favorable to the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 20, 2014, the Company issued 200,000 Shares of common stock to an investor for the purchase price of $15,000.

On September 15, 2014, issued a convertible debenture to an accredited investor in the principal amount of $150,000 with an original issue discount of $10,000 (the “Debenture”).  The Debenture is convertible into shares of the Company’s common stock equal to sixty-five percent (65%) of the lowest closing bid price of the common stock for the twenty (20) trading days immediately prior to the conversion. In connection with the sale of the Debenture, the Company also issued the investor 400,000 shares of common stock.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 13, 2014, the Company entered into employment agreements (the “Employment Agreements”) with each of Sergio Gonzalez as the Company’s President, Carlos Gonzalez as Chief Operating Officer, Alex Viecco as Chief Executive Officer and Daniel Cahill as the Company’s Director of Sales. All of the Employment Agreements provide an initial term of employment from November 13, 2014 (the “Effective Date”) until November 12, 2016, unless sooner terminated in accordance with the terms and conditions of the Employment Agreement. All of the Employment Agreements provide the employee with a salary of $72,000 per annum for the period beginning on the Effective Date through November 12, 2016.  A copy of the form of the Employment Agreements is attached hereto as Exhibit 10.1 and is hereby incorporated hereto by reference in their entirety.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Form of Employment Agreement

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONTALVO SPIRITS, INC.

Date: November 14, 2014	By:	/s/ Alex Viecco
Name: Alex Viecco
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Carlos Gonzalez Rivera
Name: Carlos Gonzalez Rivera
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)