Form 10-Q
period 2014-12-31
Montalvo Spirits, Inc.
filed 2015-02-25
CIK 1518238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

or

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
☒Yes □ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes □ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	□	Accelerated filer	□
Non-accelerated filer	□	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes □  No ☒

As of February 25, 2014, the registrant had 73,880,843 shares of common stock issued and outstanding.

Montalvo Spirits, Inc.

December 31, 2014 and 2013

- F1-

Montalvo Spirits, Inc.
Consolidated Balance Sheets

	December 31, 2014 (Unaudited)	March 31, 2014

ASSETS
CURRENT ASSETS
Cash	$-	$20,143
Accounts receivable	36,881	35,171
Inventories	379,301	308,213
Prepaid expenses	4,498	-

Total Current Assets	420,680	363,527

TOTAL ASSETS	$420,680	$363,527

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilites	$586,942	$619,909
Bank overdraft	668	-
Advance from stockholder	8,700	8,700
Notes payable	27,351	11,900
Current maturities of notes payable - related parties	346,000	26,000

Total Current Liabilities	969,661	666,509

LONG-TERM LIABILITIES
Convertible notes payable, net of discount	15,068	-
Derivative liability	228,334	-
Notes payable - related parties, net of current maturities	-	320,000

Total Long-Term Liabilities	243,402	320,000

Total Liabilities	1,213,063	986,509

STOCKHOLDERS' DEFICIT
Preferred stock par value $0.001: 10,000,000 shares authirozied;
none issued or outstanding	-	-
Common stock par value $0.001: 300,000,000 shares authorized;
73,655,843 and 70,157,512 shares issued and outstanding, respectively	73,656	70,158
Additional paid-in capital	2,302,147	2,106,072
Accumulated deficit	(3,168,186)	(2,799,212)

Total Stockholders' Deficit	(792,383)	(622,982)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$420,680	$363,527

See accompanying notes to the consolidated financials statements.

- F2-

Montalvo Spirits, Inc.
For the Three and Nine Months Ended December 31, 2014 and 2013
Consolidated Statements of Operations

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For theNine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(Unaudited)		(Unaudited)	(Unaudited)

SALES	$24,251	$16,007	$110,151	$109,531

COST OF GOODS SOLD	6,764	5,922	32,806	36,612

GROSS MARGIN	17,487	10,085	77,345	72,919

OPERATING EXPENSES
Selling expense	2,515	16,240	52,856	90,277
Salaries and wages	114,975	56,000	120,975	169,000
Consulting fees	15,388	19,200	23,825	61,953
General and administrative	37,522	41,038	95,331	148,286

Total Operating Expenses	170,400	132,478	292,987	469,516

LOSS FROM OPERATIONS	(152,913)	(122,393)	(215,642)	(396,597)

OTHER (INCOME) EXPENSE
Financing expense	-	-	-	301,500
Derivative expense	-	-	93,809	-
Change in fair value of derivative liability	10,627	-	12,965	-
Interest expense	12,602	520	46,558	1,910

Total Other (Income) Expense	23,229	520	153,332	303,410

LOSS BEFORE INCOME TAX PROVISION	(176,142)	(122,913)	(368,974)	(700,007)

Income tax provision	-	-	-	-

NET LOSS	$(176,142)	$(122,913)	$(368,974)	$(700,007)

Net Loss per Common Share
- Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- Basic and diluted	72,352,770	67,847,933	73,655,843	67,605,103

See accompanying notes to the consolidated financials statements.

- F3-

Montalvo Spirits, Inc.
Consolidated Statement of Stockholders' Deficit
For the Period from March 31, 2013 through December 31, 2014
(Unaudited)

			Additional		Total
	Common stock par value $0.001		Paid-In	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2013	67,112,512	$67,113	$1,358,352	$(1,754,397)	$(328,932)

Common stock issued for cash
at $0.50 per share on June 15, 2013	10,000	10	4,990		5,000

Common stock issued for cash
at $0.50 per share from July 5, 2013 to August 29, 2013	146,000	146	72,854		73,000

Common stock issued for services on July 15, 2013,
valued at $0.50 per share	111,000	111	55,389		55,500

Common stock issued for notes payable and
accrued interest on July 15, 2013, valued at $0.50 per share	32,500	32	16,218		16,250

Common stock issued for commitment shares
on August 29, 2013, valued at $0.50 per share	603,000	603	300,897		301,500

Common stock issued for cash
at $0.20 per share on September 3, 2013	10,000	10	1,990		2,000

Common stock issued for cash
at $0.20 per share on Novmber 13, 2013	20,000	20	4,980		5,000

Common stock issued for cash
at $0.242 per share on Novmber 13, 2013	100,000	100	24,140		24,240

Common stock issued for cash
at $0.234 per share on Novmber 15, 2013	100,000	100	23,300		23,400

Common stock issued for cash
at $0.20 per share on December 3, 2013	100,000	100	17,900		18,000

Common stock issued for cash
at $0.15 per share of February 28, 2014	166,667	167	24,833		25,000

Common stock issued for services
vauled at $0.15 per share on February 28, 2014	145,833	146	21,729		21,875

Common stock issued for services,
valued at $0.12 per share on March 28, 2014	1,500,000	1,500	178,500		180,000

Net loss				(1,044,815)	(1,128,761)

Balance, March 31, 2014	70,157,512	70,158	2,106,072	(2,799,212)	(622,982)

Common stock issued for services
at $0.10 per share on June 16, 2014	11,111	11	1,100		1,111

Common stock issued for services
at $0.10 per share on June 23, 2014	11,111	11	1,100		1,111

Common stock issued for services
at $0.10 per share on June 30, 2014	11,111	11	1,100		1,111

Common stock issued for services
at $0.10 per share from July 7, 2014 to August 15, 2014	144,443	144	14,300		14,444

Common stock issued for cash
at $0.075 per share of August 20, 2014	200,000	200	14,800		15,000

Common stock issued for services
at $0.075 per share from August 25, 2014 to September 15, 2014	112,500	113	8,325		8,438

Common stock issued for commitment shares
on September 12, 2014, valued at $0.0711 per share	400,000	400	28,040		28,440
		-
Common stock issued for services		-
at $0.077 per share on October 6, 2014	11,111	11	844		856

Common stock issued for services
at $0.077 per share on October 13, 2014	11,111	11	689		700

Common stock issued for services
at $0.066 per share on October 15, 2014	37,500	38	2,438		2,475

Common stock issued for services
at $0.05 per share on November 13, 2014	2,000,000	2,000	98,000		100,000

Common stock issued for services
at $0.055 per share on November 17, 2014	377,500	378	20,385		20,763

Common stock issued for services
at $0.03 per share on December 15, 2014	170,833	171	4,954		5,125

Net loss				(368,974)	(368,974)

Balance, September 30, 2014	73,655,843	$73,656	$2,302,147	$(3,168,186)	$(792,383)

See accompanying notes to the consolidated financials statements.

- F4-

Montalvo Spirits, Inc.
For the Nine Months Ended December 31, 2014
Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES:
Net loss	$(368,974)	$(700,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for financing expenses	-	301,500
Amortization of debt issuance and discount fee	15,068	-
Derivative expense	93,809	-
Change in fair value of derivative liability	12,965	-
Stock based compensation	156,133	55,500
Changes in operating assets and liabilities:
Accounts receivable	(1,710)	(42,331)
Inventories	(71,088)	41,006
Prepaid expenses	(4,498)	-
Bank overdraft	668	-
Accounts payable and accrued liabilites	(32,967)	164,566

Net Cash Used in Operating Activities	(200,594)	(179,766)

FINANCING ACTIVITIES:
Proceeds from subscription receivable	-	16,500
Advances from stockholder	-	700
Proceeds from notes payable	89,100	-
Repayment of notes payable	(73,649)	-
Proceeds from convertible notes payable	150,000	-
Proceeds from sale of common stock	15,000	150,640

Net Cash Provided by Financing Activities	180,451	167,840

NET CHANGE IN CASH	(20,143)	(11,926)

CASH AT BEGINNING OF PERIOD	20,143	23,291

CASH AT END OF PERIOD	$-	$11,365

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$3,185	$1,390
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Debt discount due to coversion feature	150,000	-
Common stock issued for debt	$-	$16,250

See accompanying notes to the consolidated financials statements.

- F5-

Montalvo Spirits, Inc.
December 31, 2014 and 2013
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

- F6-

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

The consolidated financial statements include all accounts of the Company as of December 31, 2014 and 2013 and for the interim periods then ended.

All inter-company balances and transactions have been eliminated.

- F7-

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimate(s) and assumption(s) affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
(ii)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.
(iii)	Inventory Obsolescence and Markdowns: The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts.
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

(v)	Estimates and assumptions used in valuation of derivative liability and equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value derivative liability and share options and similar instruments.

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

- F8-

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

The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2014 and March 31, 2014.

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

Level 3 Financial Liabilities – Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2014:

		Fair Value Measurement Using Level 3 Inputs
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$228,334	$-	$-	$228,334	$228,334

- F9-

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of March 31, 2014:

Fair Value Measurement Using Level 3 Inputs
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$-	$-	$-	$-	$-

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended December 31, 2014:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, March 31, 2014	$-	$-

Total (gains) or losses (realized/unrealized) included in consolidated statements of operations	12,965	12,965

Purchases, issuances and settlements	215,369	215.369

Transfers in and/or out of Level 3	-	-

Balance, December 31, 2014	$228,334	$228,334

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

The Company had no bad debt expense for the reporting period ended December 31, 2014 or 2013.

The Company does not have any off-balance-sheet credit exposure to its customers.

- F10-

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

There was no inventory obsolescence for the reporting period ended December 31, 2014 or 2013.

There was no lower of cost or market adjustments for the reporting period ended December 31, 2014 or 2013.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

- F11-

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

- F12-

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

Pursuant to ASC Section 718-10-20 an employee is an individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Internal Revenue Service (“IRS”) Revenue Ruling 87-41. A nonemployee director does not satisfy this definition of employee. Nevertheless, nonemployee directors acting in their role as members of a board of directors are treated as employees if those directors were elected by the employer’s shareholders or appointed to a board position that will be filled by shareholder election when the existing term expires. However, that requirement applies only to awards granted to non-employee directors for their services as directors. Awards granted to non-employee directors for other services shall be accounted for as awards to nonemployees.

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

- F13-

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

- F14-

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

- F15-

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

- F16-

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

Deferrerd Tax Assets and Income Taxes Provision

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

- F17-

The total amount of potentially outstanding dilutive common shares from the conversion of the convertible debt would be 3,097,574 and 0 for the reporting period ended December 31, 2014 and 2013, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards
The amendments update No. 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09").

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.
Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.
Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

- F18-

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

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

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

- F19-

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Notes Payable

Notes payable consisted of the following:

	December 31 2014	March 31, 2014

Note payable, issued February 13, 2014, in the principal amount of $15,000 with six minimum monthly payments totaling $16,800 in aggregate. The Company has repaid the note.	$-	$11,900

Note payable, issued June 10, 2014, in the principal amount of $75,000 with eighteen weekly payments of $5,000. The Company has repaid $45,000 towards the note.	25,000	-

Note payable, issued July 22, 2014, in the principal amount of $6,000 with six minimum monthly payments of $6,720 in aggregate. The Company has repaid $1,200 towards the note	2,351	-

Notes payable	$27351	$11,900

- F20-

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

The first Debenture was issued in the principal amount of $150,000 (the "Debenture") and is shown as a long-term liability net of discounts of $134,932 for a net value of $15,068.

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

- F21-

Note 6 – Derivative Liabilities

The Company identified derivative liabilities associated with the convertible debt issued in 2014.

As a result of the application of ASC No. 815, the fair values of the Company’s derivative liabilities are summarized as follows:

Derivative liability – March 31, 2014	$-
Fair value at the commitment date	215,369
Fair value mark to market adjustment	12,965
Derivative liability – December 31, 2014	$228,334
Current portion	$-
Non-current portion	$228,334

The Company recorded debt discount to the extent of the net proceeds of each note, and immediately expensed the remaining derivative value if it exceeded the net proceeds.

The fair value of the Company’s derivative liabilities at the commitment and re-measurement dates were based upon the following management assumptions as of the commitment date and December 31, 2014:

	Commitment Date	Re-measurement Date

Expected dividends	0%	0%
Expected volatility	198%	219%
Expected term:	3.00 years	2.70 years
Risk free interest rate	1.07%	1.10%

Note 7 – Commitments and Contingencies

Employment with the President

On November 13, 2014, the Company and Sergio Gonzalez (“SG”), entered into an Employment Agreement (the “Employment Agreement”), to employ CG as the Company’s President. The initial term of employment under the agreement is from November 13, 2014 (the “Effective Date”) until November 12, 2015, unless sooner terminated in accordance with the terms and conditions of the Employment Agreement. Pursuant to the Employment Agreement, SG is entitled to a salary of $72,000 per annum for the period beginning on the Effective Date through November 12, 2015.

Employment with the Chief Operating Officer

On November 13, 2014, the Company and Carlos Gonzalez (“CG”), entered into an Employment Agreement (the “Employment Agreement”), to employ CG as the Company’s Chief Operating Officer. The initial term of employment under the agreement is from November 13, 2014 (the “Effective Date”) until November 12, 2015, unless sooner terminated in accordance with the terms and conditions of the Employment Agreement. Pursuant to the Employment Agreement, CG is entitled to a salary of $72,000 per annum for the period beginning on the Effective Date through November 12, 2015.

Employment with the Chief Executive Officer

On November 13, 2014, the Company and Alex Viecco (“AV”), entered into an Employment Agreement (the “Employment Agreement”), to employ AV as the Company’s Chief Executive Officer. The initial term of employment under the agreement is from November 13, 2014 (the “Effective Date”) until November 12, 2015, unless sooner terminated in accordance with the terms and conditions of the Employment Agreement. Pursuant to the Employment Agreement, AV is entitled to a salary of $72,000 per annum for the period beginning on the Effective Date through November 12, 2015.

Employment with the Director of Sales

On November 13, 2014, the Company and Daniel Cahill (“DC”), entered into an Employment Agreement (the “Employment Agreement”), to employ DC as the Company’s Director of Sales. The initial term of employment under the agreement is from November 13, 2014 (the “Effective Date”) until November 12, 2015, unless sooner terminated in accordance with the terms and conditions of the Employment Agreement. Pursuant to the Employment Agreement, DC is entitled to a salary of $72,000 per annum for the period beginning on the Effective Date through November 12, 2015.

- F22-

Note 8– Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Alex Viecco	Chief Executive Officer and significant stockholder of the Company

Point Loma Capital, Inc.	An entity owned and controlled by a significant stockholder of the Company

CMFD Group LLC	An entity owned and controlled by a significant stockholder of the Company

Notes Payable - Related Parties

Notes payable – related parties consisted of the following:

	December 31, 2014	March 31, 2014

Note payable to Chief Executive Officer, issued on June 6, 2011, with interest at 8% per annum, with principal and interest due on June 6, 2013, The note is currently past due.	$1,000	$1,000

Note payable to stockholder, issued on June 21, 2011, with interest at 8% per annum, with principal and interest due on June 21, 2013, The note is currently past due.	10,000	10,000

Note payable to stockholder, issued on January 3, 2012, with interest at 8% per annum, with principal and interest due on January 20, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on January 20, 2012, with interest at 8% per annum, with principal and interest due on January 20, 2014, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on March 1, 2012, with interest at 8% per annum, with principal and interest due on March 31, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on April 1, 2012, with interest at 8% per annum, with principal and interest due on March 31, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on March 23, 2012, with interest at 8% per annum, with principal and interest due on March 23, 2014, The note is currently past due	6,000	6,000

Note payable to a relative of the Chief Executive Officer, issued November 20, 2012, with interest at 8% per annum, with principal and interest due on November 20, 2013, The note is currently past due	1,000	1,000

Note payable to Destiladora Huerta Real, S.A. de C.V., an entity controlled by the President and Chief Operating Officer, with interest at 5% per annum, with principal and interest due on August 23, 2015	320,000	320,000

	346,000	346,000

Current maturities of notes payable – related parties	(346,000)	(26,000)

Notes payable – related parties, net of current maturities	$-	$320,000

- F23-

Advances from Stockholder

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Note 9 – Stockholders’ Deficit

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

- F24-

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

On November 13, 2014 the Company issued 500,000 shares to each of its four board members in exchange for their services for being the members of the Board of Directors. These shares are fully vested and non-forfeitable.  These shares were valued at $0.05 per share, the closing price of the Company’s common stock on the date of issuance, or $100,000 on the date of grant and were expensed upon issuance.

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

On each of July 7, 2014, July 14, 2014, July 21, 2014, July 28, 2014, August 4, 2014, August 11, 2014, August 18, 2014, August 25, 2014, September 1, 2014, September 8, 2014, September 15, 2014, September 22, 2014,, September 29, 2014, October 6, 2014, and October 13, 2014, the Company issued 11,111 shares of the Company’s common stock to a consultant in exchange for services to be provided.  These shares are fully vested and non-forfeitable. These shares were valued from $0.063 to $0.10 per share, the closing price of the Company’s common stock on the date of issuance.

- F25-

On each of July 15, 2014, August 15, 2014, September 15, 2014, October 15, 2014, November 15, 2014, and December 15, 2014, the Company issued 37,500 shares of the Company’s common stock to a consultant in exchange for services to be provided.  These shares are fully vested and non-forfeitable. These shares were valued from $0.03 to $0.075 per share, the closing price of the Company’s common stock on the date of issuance, and were expensed upon issuance.

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

On November 17, 2014 the Company entered into a Contribution Agreement with three individuals to provide marketing services for a period of one (1) year from the date of signing in exchange for an aggregate of 377,500 shares of the Company’s common stock.  These shares are fully vested and non-forfeitable. These shares were valued at $0.055 per share, the close price of the Company’s common stock on the date of issuance, or $20,763 on the date of grant and were expensed upon issuance.

On December 15, 2014, the Company issued 133,333 shares of its common stock to a consultant in exchange for services to be provided.  These shares are fully vested and non-forfeitable. These shares were valued at $0.03 per share, the closing price of the Company’s common stock on the date of issuance, and were expensed upon issuance.

Note 10 – Lincoln Park Purchase Agreement

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

- F26-

Note 11 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales
	For the NineMonths Ended December 31, 2014	For the Nine Months Ended December 31, 2013
Customer A	56%	0%

Customer B	30%	0%

	86%	0%

No customer in accounts receivable were over 10% at December 31, 2014 or 2013.

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.
Note 12 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that the following subsequent events were required to be disclosed as follows:

On each of January 15, 2015 and February 17, 2015, the Company issued 37,500 shares of the Company’s common stock to a consultant in exchange for services to be provided.  These shares are fully vested and non-forfeitable. These shares were valued from $0.04 to $0.08 per share, the closing price of the Company’s common stock on the date of issuance, and were expensed upon issuance.

On January 15, 2015, the Company issued 100,000 shares of the Company’s common stock to a consultant in exchange for services to be provided.  These shares are fully vested and non-forfeitable. These shares were valued at $0.04 per share, the closing price of the Company’s common stock on the date of issuance, and were expensed upon issuance.

On February 17, 2015 the Company issued 50,000 shares of the Company’s common stock to a consultant in exchange for services to be provided.  These shares are fully vested and non-forfeitable. These shares were valued at $0.08 per share, the closing price of the Company’s common stock on the date of issuance, and were expensed upon issuance.

- F27-

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

 The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 2014. Readers should carefully review the risk factors disclosed in the Form 10-K and other documents filed by the Company with the SEC.

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

Results of Operations

For the three and nine months ending December 31, 2014, respectively, we had sales of $24,251 and $110,151 as compared to sales of $16,037 and $109,531 for the three and nine months ending December 31, 2013.  The result is an increase of 51% for the three months ending December 31, 2014 and an increase of 1% for the nine months ending December 31, 2014 over the same periods ending December 31, 2013.  This increase is primarily due to the company implementing a change in distributors in certain territories from smaller, boutique distributors with lower volumes to larger distributors, which should result in higher sales volumes.  The Company signed an exclusive distribution agreement with Southern Wine & Spirits in California during the three months ending December 31, 2014.

Gross margin decreased to $17,487, or 72% of sales and $77,345, or 70%, respectively, for the three and nine months ending December 31, 2014 from $10,085, or 63% of sales and $72,919, or 67% of sales for the three and nine months ending December 31, 2013.  This increase is primarily due to the change in distribution strategy described above.

Operating expenses for the three and nine months ended December 31, 2014 decreased to $170,400 and $292,987 as compared to expenses of $132,478 and $469,516 from the three and nine months ending December 31, 2013. The decrease was attributable to the lowering of overhead costs related to support staff needed for the Company’s smaller, boutique distributors as well as increased efficiency as it relates to costs of maintaining its fully reporting status as a public company.

Total operating loss for the three and nine months ended December 31, 2014 was $152,913 and $215,642 as compared to $122,913 and $396,597 for the three and nine months ended December 31, 2013.

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

As of December 31, 2014, we had $0 in cash, $36,881 in accounts receivable, $4,498 in prepaid expenses, and $379,301 in inventories totaling $420,680 in assets as compared to $363,527 in total assets for March 31, 2014.  The funds available to the Company will not be sufficient to fund the planned operations of the Company.  If we do not substantially increase our sales, we will require funding to continue our operations of which there can be no assurance that we will be able to raise funds or that if we do so that they will be on grounds that are favorable to the Company.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and is not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 17, 2014 the Company entered into a Contribution Agreement with three individuals to provide marketing services for a period of one (1) year from the date of signing in exchange for an aggregate of 377,500 shares of the Company’s common stock.  These shares are fully vested and non-forfeitable. These shares were valued at $0.055 per share, the close price of the Company’s common stock on the date of issuance, or $20,763 on the date of grant and were expensed upon issuance.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On February 19, 2015, Montalvo Spirits, Inc. (the “Registrant”) amended a Securities Purchase Agreement (the “Agreement”) entered into on September 15, 2014 with an accredited investor (the “Investor”) for the purchase and sale of up to $350,000 of the Registrant’s original issue discount convertible debentures (collectively, the “Debentures”).  Pursuant to the amended Agreement, the Company issued a second debenture in the face amount of $17,000 to the Investor (the “Second Debenture”).  The Second Debenture does not bear interest and are convertible into shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price equal to sixty five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) trading days immediately preceding the date of conversion.

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

MONTALVO SPIRITS, INC.

Date: February 25, 2015	By:	/s/ Alex Viecco
Name: Alex Viecco
Title: Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2015	By:	/s/ Carlos Gonzalez Rivera
Name: Carlos Gonzalez Rivera
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)