Form 10-Q/A
period 2014-12-31
Montalvo Spirits, Inc.
filed 2015-03-25
CIK 1518238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

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

Montalvo Spirits, Inc.

December 31, 2014 and 2013

Montalvo Spirits, Inc.
Consolidated Balance Sheets

	December 31, 2014 (Unaudited)	March 31, 2014

ASSETS
CURRENT ASSETS
Cash	$-	$20,143
Accounts receivable	36,881	35,171
Inventories	379,301	308,213
Prepaid expenses	4,498	-

Total Current Assets	420,680	363,527

TOTAL ASSETS	$420,680	$363,527

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$586,942	$619,909
Bank overdraft	668	-
Advance from stockholder	8,700	8,700
Notes payable	27,351	11,900
Current maturities of notes payable - related parties	346,000	26,000

Total Current Liabilities	969,661	666,509

LONG-TERM LIABILITIES
Convertible notes payable, net of discount	15,068	-
Derivative liability	228,334	-
Notes payable - related parties, net of current maturities	-	320,000

Total Long-Term Liabilities	243,402	320,000

Total Liabilities	1,213,063	986,509

STOCKHOLDERS' DEFICIT
Preferred stock par value $0.001: 10,000,000 shares authirozied;
none issued or outstanding	-	-
Common stock par value $0.001: 300,000,000 shares authorized;
73,655,843 and 70,157,512 shares issued and outstanding, respectively	73,656	70,158
Additional paid-in capital	2,302,147	2,106,072
Accumulated deficit	(3,168,186)	(2,799,212)

Total Stockholders' Deficit	(792,383)	(622,982)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$420,680	$363,527

See accompanying notes to the consolidated financial statements.

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

See accompanying notes to the consolidated financial statements.

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

See accompanying notes to the consolidated financial statements.

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

See accompanying notes to the consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards. The amendments update No. 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09").

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

Item 3. Quantitative and Qua lit ative Disclosures About Market Risk.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not required to provide the information under this item.

Item 4. Cont ro ls and Procedures.

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

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONTALVO SPIRITS, INC.

Date: March 24 , 2015	By:	/s/ Alex Viecco
Name: Alex Viecco
Title: Chief Executive Officer (Principal Executive Officer)

Date: March 24 , 2015	By:	/s/ Carlos Gonzalez Rivera
Name: Carlos Gonzalez Rivera
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)