Form 10-K
period 2015-03-31
Montalvo Spirits, Inc.
filed 2016-04-11
CIK 1518238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C . 20549

FORM 10-K
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED March 31, 2015

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

Yes ☐   No  ☐

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐   No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐   No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, or “smaller reporting company in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

        Yes ☐ No  ☐

The aggregate market value of the voting stock held on September 30, 2014 by non-affiliates of the registrant was $3,895,554 based on the closing price of $0.10 per share as reported on the OTCQB on September 30, 2014 the last business day of the registrant's most recently completed fiscal second quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are "affiliates" of the registrant for purposes of the federal securities laws).

As of April 8, 2016, there were 75,466,969 shares of common stock of the Registrant issued and outstanding.

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

We intend to focus on growing the market share of its initial products, the ultra-premium Montalvo line of tequilas, whose expressions include Plata, Reposado, Anejo and Extra-Anejo. We own the Montalvo brand trademark and have exclusive worldwide master distribution rights to the brands.

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

Management and Employees

We currently have no full time employees other than our executive officers. Our sales and marketing team consists of six (6) independent contractors, which are all at-will contractors. We are not a party to any collective bargaining agreements.

Liquidity and Capital Resources

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. We must raise cash to implement our strategy and stay in business.

As of March 31, 2015, we had $50,757 in cash, $20,985 in accounts receivable and $104,800 in inventories, totaling $176,000 in assets as compared to $279,581 in total assets for March 31, 2014. The funds available to us will not be sufficient to fund our planned operations. If we do not substantially increase our sales, we will require funding to continue our operations of which there can be no assurance that we will be able to raise funds or that if we do so that they will be on grounds that are favorable to us.

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

For fiscal 2015, non-U.S. operations accounted for none of our revenues but we are dependent upon resources in Mexico for the products we intend to market, distribute and sell. Therefore, gains and losses on the conversion of foreign payments into U.S. dollars could cause fluctuations in our results of operations, and fluctuating exchange rates could cause reduced revenues and/or gross margins from non-U.S. dollar-denominated international sales and inventory purchases. Our ability to acquire spirits and wine and produce and sell our products at favorable prices will also depend in part on the relative strength of the U.S. dollar. We may not be able to hedge against these risks.

If our inventory is lost due to theft, fire or other damage or becomes spoiled, our results of operations would be negatively impacted.

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

Either our strategic partners’ failure to protect our respective trademarks and trade secrets could compromise our competitive position and decrease the value of our brand portfolio.

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

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of March 31, 2015, we had no full time employees outside of our management team. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. The loss of such individuals could have a material adverse effect upon our business, financial condition, and results of operations. We do not maintain key-person insurance for members of our management team because it is cost prohibitive at this point. If we lose the services of any member of senior management, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects.

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

Our report from our independent registered public accounting firm for the year ended March 31, 2015 includes an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

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

The production, distribution, marketing, advertising and labeling of alcohol beverage products is subject to extensive regulation in all of the countries in which we operate. We are required to comply with these regulations and to maintain various permits and licenses. We are also required to conduct business only with holders of licenses to import, warehouse, transport, distribute and sell beverage alcohol products. We cannot assure you that these and other governmental regulations applicable to our industry will not change or become more stringent. Moreover, because these laws and regulations are subject to interpretation, we may not be able to predict when and to what extent liability may arise. Additionally, due to increasing public concern over alcohol-related societal problems, including driving while intoxicated, underage drinking, alcoholism and health consequences from the abuse of alcohol, various levels of government may seek to impose additional restrictions or limits on advertising or other marketing activities promoting beverage alcohol products. Failure to comply with any of the current or future regulations and requirements relating to our industry and products could result in monetary penalties, suspension or even revocation of our licenses and permits. Costs of compliance with changes in regulations could be significant and could harm our business, as we could find it necessary to raise our prices in order to maintain profit margins, which could lower the demand for our products and reduce our sales and profit potential.

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

The trading volume of our Common Stock is limited and sporadic. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained. As a result of such trading activity, the quoted price for our Common Stock on the OTCQB may not necessarily be a reliable indicator of our fair market value. In addition, if our shares of Common Stock cease to be quoted, holders would find it more difficult to dispose of or to obtain accurate quotation as to the market value of, our Common Stock and as a result, the market value of our Common Stock likely would decline.

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

We currently do not satisfy the initial listing standards of a national or other securities exchange and cannot ensure that we will ever satisfy such listing standards or that our Common Stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our Common Stock is otherwise rejected for listing, the trading price of our common stock could suffer, the trading market for our Common Stock may continue to be less liquid and the price may be subject to increased volatility.

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

A majority of the outstanding shares of Common Stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of Common Stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of Common Stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTCQB). A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of Common Stock, may have a depressive effect upon the price of our shares of Common Stock in any active market that may develop.

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

We have incurred and may continue to incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Because we did not file our quarterly or annual reports with the SEC, we were de-listed from the OTCQB.

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

Under OTCQB rules relating to the timely filing of periodic reports with the SEC, any OTCQB issuer who fails to file a periodic report (Forms 10-Q or 10-K) by the due date of such report may be removed from the OTCQB. Since we have not filed our quarterly or annual reports with the SEC since March 25, 2015, we were de-listed from the OTCQB and our Common Stock may only be able to be traded on the OTC Pink and is designated with a “STOP” sign for failure to file information. The OTC Pink is the bottom tier of the OTC market – a speculative trading marketplace that helps broker-dealers get the best prices for investors. Accordingly, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

Quarter ended	High	Low

March 31, 2015	$0.08	$0.275
December 31, 2014	$0.925	$0.25
September 30, 2014	$0.98	$0.62
June 30, 2014	$0.238	$0.11
March 31, 2014	$0.20	$0.12
December 31, 2013	$0.37	$0.12
September 30, 2013	$0.86	$0.25
June 30, 2013	$1.07	$0

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

Number of Shareholders.

     As of March 31, 2015, a total of 75,466,969 shares of our Common Stock were outstanding and held by approximately ____ shareholders of record of our Common Stock. This figure does not reflect the persons or entities that hold their stock in nominee or street name through various brokerage firms.  Of this amount, 23,839,286 shares are unrestricted. Approximately 15,116,257 shares are restricted securities held by non-affiliates, and 36,511,426 shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of March 31, 2015, there were no warrants and no stock options to purchase our Common Stock outstanding.

Dividends.

     We have not paid any cash dividends since its inception. We currently intend to retain any earnings for use in our business, and therefore we do not anticipate paying dividends in the foreseeable future.

Long-Term Incentive Plans Awards in Last Fiscal Year

     None.

Recent Sales of Unregistered Securities.

     During the fiscal years ended March 31, 2015, March 30, 2014 and March 31, 2013, we issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions:

     Upon consummation of the Exchange Agreement on December 21, 2012, the then majority stockholders of the Company surrendered 324,552,000 shares of our Common Stock which was cancelled upon receipt and we issued 59,000,016 shares of our Common Stock pursuant to the terms and conditions of the Exchange Agreement.

Sale of Common Stock

     On December 21, 2012 we issued 200,000 shares of our Common Stock at $0.50 per share for a total of $100,000. $83,500 was received while the remaining $16,500 was recorded as stock subscription receivable, which we received on April 30, 2013.

     On February 12, 2013 we sold 12,500 shares of our Common Stock to one investor at $0.40 per share or $5,000.

     On March 29, 2013 we issued 200,000 shares to a newly appointed member of our Board of Advisors. These shares are fully vested and non-forfeitable.  These shares were valued at $0.50 per share or $100,000 on the date of grant and were expensed upon issuance.

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

     On September 15, 2014 we effectuated a Securities Purchase Agreement (the “Agreement”) with an accredited investor (the “Investor”) for the purchase and sale of up to $350,000 of the Registrant’s original issue discount convertible debentures (collectively, the “Debentures”).  The Debentures do not bear interest and are convertible into shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price equal to sixty five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) trading days immediately preceding the date of conversion.  In addition, the Registrant paid the Investor a fee consisting of $5,000 and 400,000 shares of restricted Common Stock (the “Commitment Shares”) in connection with the Investor’s due diligence review of the Registrant and reimbursed the Investor for $5,000 in legal fees incurred by the Investor.   The first Debenture in the principal amount of $150,000 (the "Debenture") was issued on September 15, 2014.

     On February 19, 2015, we amended the Agreement.  Pursuant to the amended Agreement, the Company issued a second debenture in the face amount of $17,000 to the Investor (the “Second Debenture”).  The Second Debenture does not bear interest and are convertible into shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price equal to sixty five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) trading days immediately preceding the date of conversion.

     On March 30, 2015, we consummated a Securities Purchase Agreement (the “Agreement”) with an accredited investor (the “Investor”), pursuant to which the Company sold to the Investor a convertible note in the principal amount of $84,000.00, bearing interest at the rate of 8% per annum (the “Convertible Note”).  The Convertible Note contains customary default provisions, including provisions for potential acceleration of the Convertible Note, a default premium and a default interest rate.  The Convertible Note is payable, along with any and all accrued interest, on December 23, 2015. The principal balance of the Convertible Note is convertible into shares of the Company’s common stock, par value $0.001 per share, at the election of the holder, beginning 180 days after the issuance of the Convertible Note.  The conversion price is equal to the Market Price (as such term is defined in the Convertible Note) multiplied by 61%.

On April 15, 2015 and May 15, 2015, the Company issued 145,161 and 191,489 shares of the Company’s common stock, respectively, to a consultant in exchange for services to be provided.  These shares are fully vested and non-forfeitable. These shares were valued at $0.031 and $0.0235 per share, the closing price of the Company’s common stock on the dates of issuance, and were expensed upon issuance.

On April 1, 2015 and May 1, 2015, the Company issued 137,931 and 163,265 shares of the Company’s common stock, respectively, to a consultant in exchange for services to be provided.  These shares are fully vested and non-forfeitable. These shares were valued at $0.029 and $0.0245 per share, the closing price of the Company’s common stock on the dates of issuance, and were expensed upon issuance.

On April 1, 2015, the Company entered into a Contribution Agreement with a company to provide marketing services for a period of six (6) months for from the date of signing in exchange for 1,500,000 shares of the Company’s common stock.  These shares are fully vested and non-forfeitable. These shares were valued at $0.029 per share, the closing price of the Company’s common stock on the date of issuance, or $43,500 on the date of grant and were expensed upon issuance.

On July 23, 2015, the Company issued 2,330,097 shares to each of its five officers in exchange for their services as executives of the Company. These shares are fully vested and non-forfeitable.  These shares were valued at $0.03 per share, the closing price of the Company’s common stock on the date of issuance, or $70,000 on the date of grant and were expensed upon issuance.

On April 21, 2015, $25,000 of principal of from the September 15, 2014 Debenture was converted into 1,532,332 shares of the Company’s common stock at $0.016315 per share.

On May 20, 2015, $25,000 of principal of the Debenture was converted into 2,236,135 shares of the Company’s common stock at $0.01118 per share.

On April 23, 2015, the Company sold 925,926 shares of its common stock to one investor at $0.027 per share or $25,000.

On May 26, 2015, the Company sold 11,363,630 shares of its common stock to one investor at $0.022 per share or $250,000.

On June 15, 2015, we consummated a Securities Purchase Agreement (the “Agreement”) with an accredited investor (the “Investor”), pursuant to which the Company sold to the Investor 11,363,367 shares of the Company’s common stock, par value $0.001 per share, (the “Common Stock”), at $.022 per share and warrants to purchase an additional 5,681,684 shares of Common Stock at the exercise price of $.022 per share (the “Warrants”).  The Warrants are exercisable immediately and expire within three (3) years. The Company used a portion of the proceeds from the investment to repay a Convertible Promissory Note in the principal amount of Eighty-Four Thousand Dollars ($84,000) issued by the Company on March 30, 2015.

On June 29, 2015, $25,000 of principal of the Debenture was converted into 2,727,768 shares of the Company’s common stock at $0.009165 per share.

On July 15, 2015, the Company sold 966,183 shares of its common stock to one investor at $0.0207 per share or $20,000.

On August 28, 2015, the Company sold 454,545 shares of its common stock to one investor at $0.022 per share or $10,000.

On October 30, 2015, Montalvo Spirits, Inc. (the “Registrant”) effectuated a Securities Purchase Agreement (the “Agreement”) with an accredited investor (the “Investor”) for the purchase and sale of up to $540,000 of the Registrant’s original issue discount convertible debentures (collectively, the “Debentures”).  The Debentures do not bear interest and are convertible into shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price equal to sixty percent (60%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) trading days immediately preceding the date of conversion.  In addition, the Registrant paid the Investor a fee consisting of $2,900 and 400,000 shares of restricted Common Stock (the “Commitment Shares”) in connection with the Investor’s due diligence review of the Registrant and reimbursed the Investor for $5,000 in legal fees incurred by the Investor.  The shares were valued at $0.03 per share, the closing price of the Company’s common stock on the date of issuance.

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

GOING CONCERN

    Based on the our cash balance at March 31, 2015 and projected cash needs for the remainder of 2015, management estimates that it will need to raise additional capital to cover operating and capital requirements for the 2015 year. Management plans on raising the additional needed funds through increased sales volume, issuing additional shares of common stock or other equity securities, or obtaining debt financing. Although we have been successful to date in raising necessary funding, there can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us.

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

RESULTS OF OPERATIONS

Year ended March 31, 2015 compared to year ended March 31, 2014

Net Sales: For the year ended March 31, 2015, net sales were approximately $112,690 compared to $119,900 in net sales for the year ended March 31, 2014, decrease of approximately 6%. The (decrease) was a result of our inability to pay our supplier for product to be sold.

Gross Margin:  Gross margin for the year ended March 31, 2015 was $(194,590), compared to $80,971 gross margin, or approximately 67.5% of net sales for the year ended March 31, 2014, which represents a decrease of approximately $275,560.  This decrease in gross margin is attributable to inventory obsolescence and markdowns increased. We were also able to maintain margins due to the implementation of our premium product selling strategy implemented that targets premium price points, targeted non-price discounting promotion for our products and low overhead.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the year ended March 31, 2015 amounted to approximately $368,273 compared to approximately $819,606 for the same period of the prior year, a decrease of approximately $451,333.  The (decrease) was primarily attributable to our reduced activity, the reduction of executive officers and our inability to prepare our reports with the SEC.

    Interest expense: Interest expense for the year ended March 31, 2015 was approximately $90,131 compared to $4,680 for the same period last year, a net increase of $85,451 or 2000%.  This increase is predominantly due to the issuance of additional promissory notes as compared to prior year.

        Net income (loss): The above resulted in a net loss before income tax of $(826,756) for the year ended March 31, 2015 compared to a net loss before income tax of $(1,044,815) for the year ended March 31, 2014.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Our accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of March 31, 2015, we had a shareholders' equity deficit of approximately $1,190,203 compared with a deficit of approximately $622,982 at March 31, 2014, and have incurred significant operating losses and negative cash flows since inception. For the year ended March 31, 2015, we sustained a net loss before income tax of $826,756 compared to a net loss before income tax of $1,044,815 for the year ended March 31, 2014 and used cash of approximately $250,837 in operating activities for the year ended March 31, 2015 compared with approximately $215,738 for the year ended March 31, 2014.  The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

We will need to continue to manage carefully our working capital and our business decisions will continue to be influenced by our working capital requirements.

Net Cash used in Operating Activities:  Net cash used in operating activities for the year ended March 31, 2015 was approximately $250,837, primarily from our loss of approximately $826,756  net with non cash activities of $525,919 including an increase in accrued liabilities of $52,227 and $206,073 in stock based compensation.  Changes in operating assets, liabilities and sundry and other non cash activities were $165,372.

Net Cash provided by Financing Activities: Net cash provided by financing activities for the year ended March 31, 2015 was approximately $281,451 primarily from sale of common stock of $250,000 (and a net issuance of notes payable of $251,000).

GOING CONCERN

We had an accumulated deficit at March 31, 2015 and have had limited revenues from operations through the period ended March 31, 2015. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management is planning to raise necessary additional funds through loans and additional sales of its Common Stock. There is no assurance that the Company will be successful in raising additional capital or in further developing its operations

OFF BALANCE SHEET ARRANGEMENTS

    As of March 31, 2015, there were no off balance sheet arrangements.

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

Impairment of Long-Lived Assets

Long-Lived Assets, such as property, plant, and equipment and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any goodwill or other intangible assets are tested at least annually for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets as of March 31, 2015.

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

ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2015, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks located in California. The Federal Depository Insurance Corporation (“FDIC”) insures accounts at each institution up to $100,000.  At March 31, 2015, the Company’s cash accounts were below the insured limit.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue Common Stock were exercised or equity awards vest resulting in the issuance of Common Stock that could share in the earnings of the Company. The Company does not have any options, warrants or other Common Stock equivalents outstanding as of March 31, 2015.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

     As of March 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of March 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of March 31, 2015, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

     The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of March 31, 2015 and communicated to our management.

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

(c)  Changes in Internal Control Over Financial Reporting

     There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following persons are the directors and executive officers of our company:

Name	Age	Title
Alex Viecco	50	Chief Executive Officer
Carlos Gonzalez Rivera	43	Chief Operating Officer; Chief Financial Officer;
Sergio Gonzalez Rivera	44	President, Director
Daniel Cahill	40	Director of Sales, Director

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

Sergio Gonzalez Rivera, Chief Financial Officer, has served as the President of Casa Montalvo Holdings, Inc. since 2011, prior thereto and from 2005 to the present, Mr. Gonzalez Rivera has served as a Director of Destilidora Huerta Real, S.A. de C.V., a distillery located in Jalisco, Mexico. From a young age, Mr. Gonzalez Rivera began learning from his father and uncles all of the intricacies of the art of producing tequila, from picking the perfect Blue Agave Weber plants, to identifying the best time to harvest the plants to give the best yield. Sergio learned the secret of producing high quality Tequila is combining ancient techniques with modern world trends. His family’s experience in tequila business dates back to his great grandfather and Sergio has worked in a variety of positions in the industry from sales, engineering, product development, customer service and management. Mr. Gonzalez Rivera earned a degree in Business Management, Project Management, Marketing, Innovation and Strategies, Real Estate Business, and Sales from the University of Guadalajara. Mr. Rivera also continued his studies in Systems Engineering in Germany, with a specialization in business and entrepreneurism. The Company believes Mr. Gonzalez Rivera’s distinguished career in the tequila industry and the region, made him ideal for these positions. Mr. Gonzalez Rivera also serves as Councilman of the Municipality of Tequila, Mexico.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as the Company’s principal executive officer during the last three completed fiscal years ending March 31, 2015, 2014 and 2013; (ii) each other individual that served as an executive officer of the Company at the conclusion of the fiscal year ended March 31, 2014 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year.

Name and Principal Position	Year	Salary (1)	Bonus	Equity Awards	Option Awards	All Other Compensation	Total

George Frederick Meyer, President, Secretary, Treasurer and Chief Executive Officer	2012	$-	-	-	-	-	-

Alex Viecco**	2015	$72,000	-	-	-	-	72,000
Chief Executive Officer	2014	$54,000	-	30,000	-	-	84,000
	2013	$72,000	-	187,612	-	-	259,612

Carlos Gonzalez Rivera **	2015	$72,000	-	-	-	-	72,000
Chief Operating Officer, Chief	2014	$54,000	-	30,000	-	-	84,000
Financial Officer	2013	$72,000	-	187,612	-	-	259,612

Sergio Gonzalez Rivera **	2015	$72,000	-	-	-	-	72,000
President	2014	$54,000	-	30,000	-	-	84,000
	2013	$72,000	-	187,612	-	-	259,612

Daniel P. Cahill *	2015	$72,000		-			72,000
Director of Sales	2014	$9,500	-	30,000	-	-	39,500
	2013	$-	-	120,649	-	-	120,649

*Mr. Myer resigned effective December 21, 2012
**Appointed December 21, 2012

Outstanding Equity Awards at Fiscal Year-End

     None.

Compensation of Directors

     As of March 31, 2015, none of our directors has received any compensation from us for serving as our director, nor do we have any plans to compensate our directors until we have adequate funds to do so

EMPLOYMENT AGREEMENTS

     On November 13, 2014, the Company entered into employment agreements (the “Employment Agreements”) with each of Sergio Gonzalez as the Company’s President, Carlos Gonzalez as then - Chief Operating Officer, and Daniel Cahill as the Company’s Director of Sales. All of the Employment Agreements provide an initial term of employment from November 13, 2014 (the “Effective Date”) until November 12, 2016, unless sooner terminated in accordance with the terms and conditions of the Employment Agreement. All of the Employment Agreements provide the employee with a salary of $72,000 per annum for the period beginning on the Effective Date through November 12, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth certain information, as of March 31, 2015 (except as otherwise indicated), regarding beneficial ownership of our Common Stock by (i) each person who is known by us to own beneficially more than 5% of the Common Stock, (ii) each of our directors and nominees for director, (iii) each of the Named Executive Officers (as defined below) and (iv) all our directors and executive officers as a group.  As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following March 31, 2015.  As of March 31, 2015, we had 75,466,969 shares of Common Stock outstanding.

Additionally, unless otherwise noted, the address of each person is: Care of Montalvo Spirits, Inc., 5301 N. Commerce Ave., Suite F, Moorpark, CA 93021.

Shareholder	Beneficial Ownership (a)	Percent of Class (b)
Sergio Gonzalez Rivera	8,787,596	11.64%
Daniel Cahill	3,911,343	5.18%
Carlos Gonzalez Rivera	8,787,596	11.64%
Alex Viecco	8,787,596	11.64%
All Directors and Executive Officers as a group	30,274,131	40.12%

Other 5% Shareholders
Ronald Shoemaker	6,237,295	8.26%

(a)  Security ownership is direct unless indicated otherwise. Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and/or information made known to the Company.
(b)  Based on 75,466,969 shares of our Common Stock outstanding as of March 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

     Our Chief Financial Officer and our President control Destiladora Huerta Real, S.A. de C.V. (“Huerta Real”), the producers of Montalvo Tequila. We have an outstanding note payable to Huerta Real in the principal amount of  $320,000 that accrues interest at a rate of 5% per annum.  We have not made any payment of principal or interest on this note to date. As such, the largest aggregate principal amount on the note during 2015 and 2014, and to date, is $320,000.

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

March, 2015	$25,000
March, 2014	$10,000

Audit Related Fees

             The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in paragraph (1) were approximately:

March, 2015	$0
March, 2014	$0

             We incurred these fees in connection with registration statements and financing transactions.

Tax Fees

             The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

March, 2015	$0
March, 2014	$0

All Other Fees

             The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

March 31, 2015	$0
March 31, 2014	$0

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

Dated: April __, 2016	MONTALVO SPIRITS, INC.

/s/ Alex Viecco
Name: Alex Viecco
Title: Chief Executive Officer, Chairman
(Principal Executive Officer)

/s/ Carlos Gonzalez Rivera
Name: Carlos Gonzalez Rivera
Title: Chief Financial Officer, (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Alex Viecco	Chief Executive Officer, Charman	April 8, 2016
Alex Viecco	(Principal Executive Officer)

/s/ Carlos Gonzalez Rivera	Chief Financial Officer, and Director	April 8, 2016
Carlos Gonzalez Rivera	(Principal Financial Officer)

/s/Sergio Gonzalez Rivera	President, Director	April 8, 2016
Sergio Gonzalez Rivera

/s/Daniel Cahill	Director of Sales, Director	April 8, 2016
Daniel Cahill

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan of Share exchange by and among Advanced Cloud Storage, Inc., Casa Montalvo Holdings, Inc. and the shareholders of Casa Montalvo Holdings, Inc., dated December 21, 2012*
3.1	Amended and Restated Articles of Incorporation of the Registrant.*
10.1	Exclusive Master Distribution Agreement*
10.2	Form of Employment Agreement*
10.3	Form of Director Agreement*
21	List of Subsidiaries#
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

*	Incorporated by reference to the Company’s Current Form on 8-K, filed with the Securities Commission on December 24, 2012, as amended.
#Filed Herewith

Montalvo Spirits, Inc.

March 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Montalvo Spirits, Inc.

We have audited the accompanying consolidated balance sheets of Montalvo Spirits, Inc. (the “Company”) as of March 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
April 8, 2016

Montalvo Spirits, Inc. Consolidated Balance Sheets

	March 31, 2015	March 31, 2014
ASSETS
CURRENT ASSETS
Cash	$50,757	$20,143
Accounts receivable	20,985	35,171
Inventories	104,800	308,213
Total Current Assets	176,542	363,527

TOTAL ASSETS	$176,542	$363,527

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilites	$597,822	$619,909
Advance from stockholder	8,700	8,700
Notes payable	27,351	11,900
Convertible notes payable, net of discount	1,556	-
Derivative liability	137,691	-
Current maturities of notes payable - related parties	346,000	26,000

Total Current Liabilities	1,119,120	666,509

LONG-TERM LIABILITIES
Convertible notes payable, net of discount	29,156	-
Derivative liability	218,469	-
Notes payable - related parties, net of current maturities	-	320,000

Total Long-Term Liabilities	247,625	320,000

Total Liabilities	1,366,745	986,509

STOCKHOLDERS' DEFICIT
Preferred stock par value $0.001: 10,000,000 shares authirozied; none issued or outstanding	-	-
Common stock par value $0.001: 300,000,000 shares authorized; 75,466,969 and 70,157,512 shares issued and outstanding, respectively	75,467	70,158
Additional paid-in capital	2,360,298	2,106,072
Accumulated deficit	(3,625,968)	(2,799,212)

Total Stockholders' Deficit	(1,190,203)	(622,982)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$176,542	$363,527

See accompanying notes to the consolidated financials statements.

Montalvo Spirits, Inc. Consolidated Statements of Operations

	For the Fiscal Year Ended
	March 31, 2015	March 31, 2014

SALES	$112,697	$119,916

COST OF GOODS SOLD
Cost of goods sold	33,105	38,945
Inventory obsolescence and markdowns	274,182	-

COST OF GOODS SOLD	307,287	38,945

GROSS MARGIN	(194,590)	80,971

OPERATING EXPENSES
Selling expense	99,702	199,641
Salaries and wages	112,538	289,000
Consulting fees	32,262	142,828
General and administrative	123,771	188,137

Total Operating Expenses	368,273	819,606

LOSS FROM OPERATIONS	(562,863)	(738,635)

OTHER (INCOME) EXPENSE
Financing expense	-	301,500
Derivative expense	158,368	-
Change in fair value of derivative liabilities	15,394	-
Interest expense	90,131	4,680

Total Other (Income) Expense	263,893	306,180
	-
LOSS BEFORE INCOME TAX PROVISION	(826,756)	(1,044,815)

Income tax provision	-	-

NET LOSS	$(826,756)	$(1,044,815)

Net Loss per Common Share
- Basic and diluted	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- Basic and diluted	71,703,883	67,818,145

See accompanying notes to the consolidated financials statements.

Montalvo Spirits, Inc. Consolidated Statement of Stockholders' Deficit For the Period from March 31, 2013 through March 31, 2015

	Common stock par value $0.001		Additional Paid-In Capital
	Number of Shares	Amount		Accumulated Deficit	Total Stockholders' Deficit

Balance, March 31, 2013	67,112,512	$67,113	$1,358,352	$(1,754,397)	$(328,932)

Common stock issued for cash
at $0.50 per share on June 15, 2013	10,000	10	4,990		5,000

Common stock issued for cash
at $0.50 per share from July 5, 2013 to August 29, 2013	146,000	146	72,854		73,000

Common stock issued for services on July 15, 2013,
valued at $0.50 per share	111,000	111	55,389		55,500

Common stock issued for notes payable and
accrued interest on July 15, 2013, valued at $0.50 per share	32,500	32	16,218		16,250

Common stock issued for commitment shares
on August 29, 2013, valued at $0.50 per share	603,000	603	300,897		301,500

Common stock issued for cash
at $0.20 per share on September 3, 2013	10,000	10	1,990		2,000

Common stock issued for cash
at $0.20 per share on Novmber 13, 2013	20,000	20	4,980		5,000

Common stock issued for cash
at $0.242 per share on Novmber 13, 2013	100,000	100	24,140		24,240

Common stock issued for cash
at $0.234 per share on Novmber 15, 2013	100,000	100	23,300		23,400

Common stock issued for cash
at $0.20 per share on December 3, 2013	100,000	100	17,900		18,000

Common stock issued for cash
at $0.15 per share of February 28, 2014	166,667	167	24,833		25,000

Common stock issued for services
vauled at $0.15 per share on February 28, 2014	145,833	146	21,729		21,875

Common stock issued for services,
valued at $0.12 per share on March 28, 2014	1,500,000	1,500	178,500		180,000

Net loss				(1,044,815)	(1,128,761)

Balance, March 31, 2014	70,157,512	70,158	2,106,072	(2,799,212)	(622,982)

Common stock issued for services
at $0.10 per share on June 16, 2014	11,111	11	1,100		1,111

Common stock issued for services
at $0.10 per share on June 23, 2014	11,111	11	1,100		1,111

Common stock issued for services
at $0.10 per share on June 30, 2014	11,111	11	1,100		1,111

Common stock issued for services
at $0.10 per share from July 7, 2014 to August 15, 2014	144,443	144	14,300		14,444

Common stock issued for cash
at $0.075 per share of August 20, 2014	200,000	200	14,800		15,000

Common stock issued for services
at $0.075 per share from August 25, 2014 to September 15, 2014	112,500	112	8,326		8,438

Common stock issued for commitment shares
on September 12, 2014, valued at $0.0711 per share	400,000	400	28,040		28,440

Common stock issued for services
at $0.077 per share on October 6, 2014	11,111	11	844		855

Common stock issued for services
at $0.077 per share on October 13, 2014	11,111	11	689		700

Common stock issued for services
at $0.066 per share on October 15, 2014	37,500	37	2,438		2,475

Common stock issued for services
at $0.05 per share on October 13, 2014	2,000,000	2,000	98,000		100,000

Common stock issued for services
at $0.055 per share on November 17, 2014	377,500	378	20,385		20,763

Common stock issued for services
at $0.03 per share on December 15, 2014	170,833	171	4,954		5,125

Common stock issued for services
at $0.04 per share on January 15, 2015	137,500	138	5,362		5,500

Common stock issued for services
at $0.08 per share on February 17, 2015	100,000	100	7,900		8,000

Common stock issued for services
at $0.03 per share on March 15, 2015	200,000	200	7,800		8,000

Conversion of convertible note into common stock
at $0.0182 per share on March 27, 2015	1,373,626	1,374	23,626		25,000

Beneficial conversion of derivative liability			13,462		13,462

Net loss				(826,756)	(826,756)

Balance, March 31, 2015	75,466,969	$75,467	$2,360,298	$(3,625,968)	$(1,190,203)

See accompanying notes to the consolidated financials statements.

Montalvo Spirits, Inc. Consolidated Statements of Cash Flows

	For the Fiscal Year Ended
	March 31, 2015	March 31, 2014

OPERATING ACTIVITIES:
Net loss	$(826,756)	$(1,044,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for financing expenses	-	301,500
Amortization of debt issuance and discount fee	30,712	-
Derivative expense	158,368	-
Change in fair value of derivative liability	15,394
Stock based compensation	206,073	257,375
Changes in operating assets and liabilities:
Accounts receivable	14,186	(35,171)
Inventories	203,413	37,984
Accounts payable and accrued liabilites	(52,227)	267,389

Net Cash Used in Operating Activities	(250,837)	(215,738)

FINANCING ACTIVITIES:
Proceeds from subscription receivable	-	16,500
Advances from stockholder	-	8,550
Proceeds from notes payable	89,100	15,000
Repayment of notes payable	(73,649)	(3,100)
Proceeds from convertible notes payable	251,000	-
Proceeds from sale of common stock	15,000	175,640

Net Cash Provided by Financing Activities	281,451	212,590

NET CHANGE IN CASH	30,614	(3,148)

CASH AT BEGINNING OF PERIOD	20,143	23,291

CASH AT END OF PERIOD	$50,757	$20,143

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$3,185	$4,680
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for a stock subscription receivable	$-	$16,500
Note payable issued for inventory	$-	$320,000
Common stock issued for debt conversion	$25,000	$16,250

See accompanying notes to the consolidated financials statements.

Montalvo Spirits, Inc.
March 31, 2015 and 2014
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

The consolidated financial statements include all accounts of the Company as of December 31, 2015 and 2014.
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

(v)
Estimates and assumptions used in valuation of derivative liability and equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value derivative liability, share options and similar instruments.

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

The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2015 and 2014.

The Company’s Level 3 financial liabilities consist of the derivative financial instruments for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a Monte Carlo model, with the assistance of a valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Level 3 Financial Liabilities – Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of March 31, 2015:

		Fair Value Measurement Using Level 3 Inputs
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$356,160	$-	$-	$356,160	$356,160

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of March 31, 2014:

Fair Value Measurement Using Level 3 Inputs
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$-	$-	$-	$-	$-

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal year ended March 31, 2015:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, March 31, 2014	$-	$-

Total (gains) or losses (realized/unrealized) included in consolidated statements of operations	173,762	173,762

Purchases, issuances and settlements	195,860	195,860

Transfers in and/or out of Level 3	(13,462)	(13,462)

Balance, March 31, 2015	$356,160	$356,160

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

The Company had no bad debt expense for the reporting period ended March 31, 2015 or 2014.

The Company does not have any off-balance-sheet credit exposure to its customers.

Inventories

The Company follows the guidance of ASC Topic 330 regarding the presentation and disclosure of inventory on the face of the financial statements as well as in the notes to financial statements.

Pursuant to paragraphs 330-10-50-1 and 50-2 the basis of stating inventories shall be consistently applied and shall be disclosed in the financial statements; whenever a significant change is made therein, there shall be disclosure of the nature of the change and, if material, the effect on income. A change of such basis may have an important effect upon the interpretation of the financial statements both before and after that change, and hence, in the event of a change, a full disclosure of its nature and of its effect, if material, upon income shall be made. See paragraph 210-10-50-1.  When substantial and unusual losses result from the application of the rule of lower of cost or market it will frequently be desirable to disclose the amount of the loss in the income statement as a charge separately identified from the consumed inventory costs described as cost of goods sold.

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

There was no inventory obsolescence for the reporting period ended March 31, 2015 or 2014.

There was no lower of cost or market adjustments for the reporting period ended March 31, 2015 or 2014.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company and members of their immediate families; e) management of the Company and members of their immediate families; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Pursuant to ASC Paragraphs 850-10-50-1 and 50-5 financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. The disclosures shall include:  a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Discount on Debt

The Company allocates the proceeds received from convertible debt instruments between the liability component and equity component, and records the conversion feature as a liability in accordance with subtopic 470-20 of the FASB Accounting Standards Codification (“Subtopic 470-20”). The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, have been recorded at their fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in the Statement of Operations. The Company has also recorded the resulting discount on debt related to the conversion features and amortizes the discount using the effective interest rate method over the life of the debt instruments.

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

The Company utilizes the Binomial Lattice Model that values the liability of the derivative conversion feature based on a probability weighted discounted cash flow model with the assistance of a third party valuation firm.  Black-Scholes valuation does not consider all of the terms of the instrument which may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives).  The Binomial Lattice Model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the conversion features.  The Binomial Lattice Model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.).  Projections were then made on the underlying factors which led to potential scenarios.  Probabilities were assigned to each scenario based on management projections.  This led to a cash flow projection and a probability associated with that cash flow.  A discounted weighted average cash flow over the various scenarios was completed to determine the value of the conversion features.

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

Pursuant to ASC Section 718-10-20 an employee is an individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Internal Revenue Service (“IRS”) Revenue Ruling 87-41. A nonemployee director does not satisfy this definition of employee. Nevertheless, nonemployee directors acting in their role as members of a board of directors are treated as employees if those directors were elected by the employer’s shareholders or appointed to a board position that will be filled by shareholder election when the existing term expires. However, that requirement applies only to awards granted to nonemployee directors for their services as directors. Awards granted to nonemployee directors for other services shall be accounted for as awards to non-employees.

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

Pursuant to ASC paragraphs 505-50-25-6 and 505-50-25-7, a grantor shall recognize the goods acquired or services received in a share-based payment transaction when it obtains the goods or as services are received. A grantor may need to recognize an asset before it actually receives goods or services if it first exchanges share-based payment for an enforceable right to receive those goods or services. Nevertheless, the goods or services themselves are not recognized before they are received. If fully vested, nonforfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, nonforfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services.

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

Deferred Tax Assets and Income Taxes Provision

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

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder.  The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions.  Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.  Pursuant to ASC Paragraphs 260-10-45-40 through 45-42 convertible securities shall be reflected in diluted EPS by application of the if converted method. The convertible preferred stock or convertible debt shall be assumed to have been converted at the beginning of the period (or at time of issuance, if later). In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive.

The total amount of potentially outstanding dilutive common shares from the conversion of the convertible debt would be 14,462,940 and 0 for the reporting period ended March 31, 2015 and 2014, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

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

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”).

The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

In November 2015, the FASB issued the FASB Accounting Standards Update No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). This update simplifies the presentation of deferred income taxes; the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position.

For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.

In January 2016, the FASB issued the FASB Accounting Standards Update No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”).

This Update makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Some of the major changes as a result of the ASU 2016-01 are summarized below.

•
Requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.

•
Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

•
Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

•	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

•
Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

•
Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

•	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Notes Payable

Notes payable consisted of the following:

	March 31, 2015	March 31, 2014

Note payable, issued February 13, 2014, in the principal amount of $15,000 with six minimum monthly payments totaling $16,800 in aggregate. The Company fully repaid the note.	$-	$11,900

Note payable, issued June 10, 2014, in the principal amount of $75,000 with eighteen weekly payments of $5,000. The Company repaid $45,000 in aggregate towards the principal of the note as of March 31, 2015. The note is currently past due.	25,000	-

Note payable, issued July 22, 2014, in the principal amount of $6,000 with six minimum monthly payments of $6,720 in aggregate. The Company repaid $3,469 in aggregate towards the principal of the note.	2,531	-

Convertible notes payable, net	$27,531	$11,900

Note 5 – Convertible Notes Payable

On September 15, 2014, the Company effectuated a Securities Purchase Agreement (the “Agreement”) with an accredited investor (the “Investor”) for the purchase and sale of up to $350,000 of the Registrant’s original issue discount convertible debentures (collectively, the “Debentures”).  The Debentures do not bear interest and are convertible into shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price equal to sixty five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) trading days immediately preceding the date of conversion.  In addition, the Registrant paid the Investor a fee consisting of $5,000 and 400,000 shares of restricted Common Stock (the “Commitment Shares”) in connection with the Investor’s due diligence review of the Registrant and reimbursed the Investor for $5,000 in legal fees incurred by the Investor.  Pursuant to the Agreement and a Registration Rights Agreement, for the nine months following the date of the Agreement, if the Registrant offers Common Stock (or other equity securities convertible into or exchangeable for Common Stock) registered for sale under the Securities Act or proposes to file a registration statement (“Registration Statement”) with the Securities and Exchange Commission covering any of its securities other than (i) a registration on Form S-8 or S-4, or any successor or similar forms; and (ii) a shelf registration under Rule 415 for the sole purpose of registering shares to be issued in connection with the acquisition of assets, the Registrant will give the Investor the option to include the Commitment Shares and any shares of Common Stock into which the Debentures are convertible into in such Registration Statement.

The first Debenture was issued in the principal amount of $150,000 (the "Debenture"). On March 27, 2015, $25,000 of principal was converted into 1,373,626 shares of the Company’s common stock at $0.0182 per share. The Debenture was shown as a long-term liability net of discounts of $97,330 for a net value of $27,670 at March 31, 2015.

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

The second Debenture was issued in the principal amount of $17,000 (the "Debenture")and was shown as a long-term liability net of discounts of $15,514 for a net value of $1,466 at March 31, 2015.

On March 16, 2015, the Company effectuated a Securities Purchase Agreement (the “Agreement”) with an accredited investor (the “Investor”) for the purchase and sale of an 8% convertible note in the aggregate principal amount of $84,000. The note matures on December 18, 2015 and pays interest at a rate of 8%, per annum. The Debenture is convertible into shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price equal to sixty-one percent (61%) of the lowest thre trading prices, as defined, of the Common Stock for the ten (10) trading days immediately preceding the date of conversion.

The Debenture is shown as a current liability net of a discounts of $82,444 for a net value of $1,556 at March 31, 2015.

The note has subsequently been repaid.

Note 6 – Commitments and Contingencies

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

Note 7 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Alex Viecco	Chief Executive Officer and significant stockholder of the Company

Point Loma Capital, Inc.	An entity owned and controlled by a significant stockholder of the Company

CMFD Group LLC	An entity owned and controlled by a significant stockholder of the Company

Notes Payable - Related Parties

Notes payable – related parties consisted of the following:

	March 31, 2015	March 31, 2014

Note payable to Chief Executive Officer, issued on June 6, 2011, with interest at 8% per annum, with principal and interest due on June 6, 2013, The note is currently past due.	$1,000	$1,000

Note payable to stockholder, issued on June 21, 2011, with interest at 8% per annum, with principal and interest due on June 21, 2013, The note is currently past due.	10,000	10,000

Note payable to stockholder, issued on January 3, 2012, with interest at 8% per annum, with principal and interest due on January 20, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on January 20, 2012, with interest at 8% per annum, with principal and interest due on January 20, 2014, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on March 1, 2012, with interest at 8% per annum, with principal and interest due on March 31, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on April 1, 2012, with interest at 8% per annum, with principal and interest due on March 31, 2013, The note is currently past due	2,000	2,000

Note payable to stockholder, issued on March 23, 2012, with interest at 8% per annum, with principal and interest due on March 23, 2014, The note is currently past due	6,000	6,000

Note payable to a relative of the Chief Executive Officer, issued November 20, 2012, with interest at 8% per annum, with principal and interest due on November 20, 2013, The note is currently past due	1,000	1,000

Note payable to Destiladora Huerta Real, S.A. de C.V., an entity controlled by the President and Chief Operating Officer, with interest at 5% per annum, with principal and interest due on August 23, 2015, The note is currently past due	320,000	320,000

	346,000	346,000

Current maturities of notes payable – related parties	(346,000)	(26,000)

Notes payable – related parties, net of current maturities	$-	$320,000

Advances from Stockholder

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Note 8 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of common stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares, par value $0.001 per share.  In December 2012, an increase of the authorized shares of the Company’s common stock from 75,000,000 shares to 310,000,000, $0.001 par value, consisting of (a) 300,000,000 shares designated as Common Stock and (b) 10,000,000 shares designated as blank check preferred stock was ratified, effective upon the filing of an amendment to the Company’s Certificate of Incorporation.

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

On each of July 7, 2014, July 14, 2014, July 21, 2014, July 28, 2014, August 4, 2014, August 11, 2014, August 18, 2014, August 25, 2014, September 1, 2014, September 8, 2014, September 15, 2014, September 22, 2014, September 29, 2014, October 6, 2014, and October 13, 2014, the Company issued 11,111 shares of the Company’s common stock to a consultant in exchange for services to be provided.  These shares are fully vested and non-forfeitable. These shares were valued from $0.063 to $0.10 per share, the closing price of the Company’s common stock on the date of issuance.

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

On December 15, 2014, the Company issued 133,333 shares of the Company’s common stock to a consultant in exchange for services to be provided.  These shares are fully vested and non-forfeitable. These shares were valued at $0.03 per share, the closing price of the Company’s common stock on the date of issuance, and were expensed upon issuance.

On January 15, 2015, the Company issued 137,500 shares of the Company’s common stock to consultants in exchange for services to be provided.  These shares are fully vested and non-forfeitable. These shares were valued at $0.04 per share, the closing price of the Company’s common stock on the date of issuance, and were expensed upon issuance.

On February 17, 2015 the Company issued 50,000 shares of the Company’s common stock to a consultant in exchange for services to be provided.  These shares are fully vested and non-forfeitable. These shares were valued at $0.08 per share, the closing price of the Company’s common stock on the date of issuance, and were expensed upon issuance.

On March 15, 2015, the Company issued 200,000 shares of the Company’s common stock to consultants in exchange for services to be provided.  These shares are fully vested and non-forfeitable. These shares were valued at $0.04 per share, the closing price of the Company’s common stock on the date of issuance, and were expensed upon issuance.

Note 9 – Lincoln Park Purchase Agreement

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

Note 10 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales
	For the Fiscal Year Ended March 31, 2015	For the Fiscal Year Ended March 31, 2014
Customer A	53%	56%

Customer B	10%	30%

	63%	86%

No customer in accounts receivable were over 10% at March 31, 2015 or 2014.
reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Deferred Tax Assets

At March 31, 2015, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $3,625,968 that may be offset against future taxable income through 2035. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $1,232,829 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $281,097 and $355,257 for the Fiscal Year ended March 31, 2015 and 2014, respectively.

Components of deferred tax assets are as follows:

	March 31, 2014	March 31, 2013
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$1,232,829	$951,732

Less valuation allowance	(1,232.829)	(951,732)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the Fiscal Year Ended March 31, 2015	For the Fiscal Year Ended March 31, 2014

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 11 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were reportable subsequent event(s) to be disclosed as follows:

On April 15, 2015 and May 15, 2015, the Company issued 145,161 and 191,489 shares of the Company’s common stock, respectively, to a consultant in exchange for services to be provided.  These shares are fully vested and non-forfeitable. These shares were valued at $0.031 and $0.0235 per share, the closing price of the Company’s common stock on the dates of issuance, and were expensed upon issuance.

On April 1, 2015 and May 1, 2015, the Company issued 137,931 and 163,265 shares of the Company’s common stock, respectively, to a consultant in exchange for services to be provided.  These shares are fully vested and non-forfeitable. These shares were valued at $0.029 and $0.0245 per share, the closing price of the Company’s common stock on the dates of issuance, and were expensed upon issuance.

On April 1, 2015, the Company entered into a Contribution Agreement with a company to provide marketing services for a period of six (6) months for from the date of signing in exchange for 1,500,000 shares of the Company’s common stock.  These shares are fully vested and non-forfeitable. These shares were valued at $0.029 per share, the closing price of the Company’s common stock on the date of issuance, or $43,500 on the date of grant and were expensed upon issuance.

On July 23, 2015, the Company issued 2,330,097 shares to each of its five officers in exchange for their services as executives of the Company. These shares are fully vested and non-forfeitable.  These shares were valued at $0.03 per share, the closing price of the Company’s common stock on the date of issuance, or $70,000 on the date of grant and were expensed upon issuance.

On April 21, 2015, $25,000 of principal of issued on September 15, 2014 (the “Debenture”) was converted into 1,532,332 shares of the Company’s common stock at $0.016315 per share.

On May 20, 2015, $25,000 of principal of the Debenture was converted into 2,236,135 shares of the Company’s common stock at $0.01118 per share.

On April 23, 2015, the Company sold 925,926 shares of its common stock to one investor at $0.027 per share or $25,000.

On May 26, 2015, the Company sold 11,363,630 shares of its common stock to one investor at $0.022 per share or $250,000.

On June 29, 2015, $25,000 of principal of the Debenture was converted into 2,727,768 shares of the Company’s common stock at $0.009165 per share.

On July 15, 2015, the Company sold 966,183 shares of its common stock to one investor at $0.0207 per share or $20,000.

On August 28, 2015, the Company sold 454,545 shares of its common stock to one investor at $0.022 per share or $10,000.

On October 30, 2015, Montalvo Spirits, Inc. (the “Registrant”) effectuated a Securities Purchase Agreement (the “Agreement”) with an accredited investor (the “Investor”) for the purchase and sale of up to $540,000 of the Registrant’s original issue discount convertible debentures (collectively, the “Debentures”).  The Debentures do not bear interest and are convertible into shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price equal to sixty percent (60%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) trading days immediately preceding the date of conversion.  In addition, the Registrant paid the Investor a fee consisting of $2,900 and 400,000 shares of restricted Common Stock (the “Commitment Shares”) in connection with the Investor’s due diligence review of the Registrant and reimbursed the Investor for $5,000 in legal fees incurred by the Investor.  The shares were valued at $0.03 per share, the closing price of the Company’s common stock on the date of issuance.